Form 10-Q
period 2008-11-30
XtraSafe, Inc.
filed 2009-01-14
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO  __________________

COMMISSION FILE NUMBER:  333-153762

                                 XTRASAFE, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                 26-2780766
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

600 Lexington Ave, 9th Floor                                 10022
New York, NY
(Address of principal executive offices)                   (Zip Code)

                                 (646) 340-9051
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of November 30, 2008.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008   4

         Statements of Operations for the three months ended November 30,
         2008 (unaudited) and cumulative results of operations from June 5,
         2008 (Date of Inception) to November 30, 2008 (unaudited) .........   5

         Statements of Changes in Stockholders' Equity as of November 30,
         2008 (unaudited) ..................................................   6

         Statements of Cash Flows for the three months ended November 30,
         2008 (unaudited) and cumulative results of operations from June 5,
         2006 (Date of Inception) to November 30, 2008 (unaudited) .........   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  10

Item 4T  Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  11

Item 1A. Risk Factors. .....................................................  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  11

Item 3.  Defaults Upon Senior Securities. ..................................  11

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  11

Item 5.  Other Information. ................................................  11

Item 6.  Exhibits. .........................................................  11

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in the company's S-1 filed on October 1, 2008 and amended S-1/A filed on November ... We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "we," the "Company," "our," and "us" refers to Xtrasafe, Inc., a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  XTRASAFE, INC
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     As of           As of
                                                  November 30,   August 31, 2008
                                                      2008          (Audited)
                                                  ------------   ---------------

CURRENT ASSETS

  Cash and Cash equivalents ....................    $ 8,802          $ 8,880
                                                    -------          -------

    Total Current Assets .......................      8,802            8,880
                                                    -------          -------

    TOTAL ASSETS ...............................    $ 8,802          $ 8,880
                                                    =======          =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ........    $ 3,500          $     -

    Total Current Liabilities ..................      3,500                -
                                                    -------          -------

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital Stock (Note 3)
    Authorized:
      100,000,000 common shares, $.001 par value
      Issued and outstanding shares 9,000,000 ..      9,000            9,000
  Additional paid-in capital ...................          -                -
  Deficit accumulated during the development
    stage ......................................     (3,698)            (120)
                                                    -------          -------

    Total Stockholders' Equity (Deficit) .......      5,302            8,880
                                                    -------          -------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) .........................    $ 8,802          $ 8,880
                                                    =======          =======

   The accompanying notes are an integral part of these financial statements.

                                  XTRASAFE, INC
                          (A Development Stage Company)
                            Statements of Operations

                                            For the Three         June 05, 2008
                                             Months Ended        (inception) to
                                             November 30,          November 30,
                                                 2008                  2008
                                            -------------         -------------

REVENUES ...........................        $           -         $           -

OPERATING EXPENSES

  General & Administrative .........                3,578                 3,698

    Total Operating Expenses .......                3,578                 3,698
                                            -------------         -------------

LOSS FROM OPERATIONS ...............               (3,578)               (3,698)
                                            -------------         -------------

OTHER EXPENSES

  Interest expense .................                    -                     -
                                            -------------         -------------

    Total Other Expenses ...........                    -                     -
                                            -------------         -------------

LOSS BEFORE INCOME TAXES ...........               (3,578)               (3,698)
PROVISION FOR INCOME TAXES .........                    -                     -
                                            -------------         -------------

NET LOSS ...........................        $      (3,578)        $      (3,698)
                                            =============         =============

PER SHARE DATA

  BASIC LOSS PER COMMON SHARE ......        $      (0.000)        $      (0.000)
                                            =============         =============

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING ......            9,000,000             9,000,000
                                            =============         =============

   The accompanying notes are an integral part of these financial statements.

                                            XTRASAFE, INC.
                                    (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                                                                            Deficit
                                                                          Accumulated       Total
                                         Common Stock        Additional   During the    Stockholders'
                                     ---------------------    Paid-In     Development      Equity
                                       Shares      Amount     Capital        Stage        (Deficit)
                                     ---------   ---------   ----------   -----------   -------------
Inception, June 05, 2008 .........           -   $       -   $        -   $        -    $          -

Common Shares issued to founders
   for cash at $0.001 per share
   on August 13, 2008 ............   9,000,000       9,000            -            -           9,000

Net loss since inception
   through August 31, 2008 .......           -           -            -         (120)           (120)
                                     ---------   ---------   ----------   ----------    ------------

BALANCE, AUGUST 31, 2008 (AUDITED)   9,000,000   $   9,000   $        -   $     (120)   $      8,880
                                     =========   =========   ==========   ==========    ============

Net loss for the Quarter ended
   November 30, 2008 .............           -           -            -       (3,578)         (3,578)
                                     ---------   ---------   ----------   ----------    ------------

BALANCE, NOVEMBER 30, 2008 .......   9,000,000   $   9,000   $        -   $   (3,698)   $      5,302
                                     =========   =========   ==========   ==========    ============

              The accompanying notes are an integral part of these financial statements

                                                  6

                                    XTRASAFE, INC
                            (A Development Stage Company)
                              Statements of Cash Flows
                                                      For the Three    June 05, 2008
                                                       Months Ended   (inception) to
                                                       November 30,     November 30,
                                                           2008             2008
                                                      -------------    -------------
OPERATING ACTIVITIES

  Net loss ........................................      $(3,578)         $(3,698)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......            -                -
    Increase (decrease) in accounts payable .......        3,500            3,500
    Increase (decrease) in accrued liabilities ....            -                -
    Increase in short-term note payable (leasehold)            -                -
                                                         -------          -------

      Net Cash Used by Operating Activities .......          (78)            (198)
                                                         -------          -------

INVESTING ACTIVITIES ..............................            -                -
                                                         -------          -------

  Net cash used in operating activities ...........            -                -
                                                         -------          -------

FINANCING ACTIVITIES

  Common stock issued for cash ....................            -            9,000
                                                         -------          -------

    Net Cash Provided by Financing Activities .....            -            9,000
                                                         -------          -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS .......          (78)           8,802

    CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,880                -
                                                         -------          -------

    CASH & CASH EQUIVALENTS AT END OF PERIOD ......      $ 8,802          $ 8,802
                                                         =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest ......................................      $     -          $     -
    Income Taxes ..................................      $     -          $     -

     The accompanying notes are an integral part of these financial statements.

                                          7

                                 XTRASAFE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (NOVEMBER 30, 2008)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008 and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the periods ended November 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Xtrasafe, Inc. is a development stage company, incorporated in the State of Florida on June 5, 2008, to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed October 1, 2008. Results for interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2008 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). October 1, 2008 the Company filed a Registration Form S-1 and S-1/A Amendment with the SEC. The Registration Form S-1 and S-1/A Amendment filed October 1, 2008 was deemed effective as of December 3, 2008.

Results of Operations

The Company did not generate any revenue during the quarter ended November 30, 2008.

Total expenses the three (3) months ending November 30, 2008 and were $3,578 resulting in an operating loss for the period of $3,578. Basic net loss per share amounting to $.0001 for the three (3) months ending November 30, 2008.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending November 30, 2008 and were $3,578 compared to $3,698 for the 6 months ended November 30, 2008.

Accounts payable for the period ending November 30, 2008 were 0.

Liquidity and Capital Resources
-------------------------------

At November 30, 2008 we had working capital of $8,802 consisting of cash on hand of $8,802 as compared to working capital of $8,880 at August 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended November 30, 2008 was $3,578 as compared to $3,698 for the six months ended November 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of August 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Xtrasafe, Inc.


                                        BY: /s/ Sidney Zion
                                        -------------------
                                        Sidney Zion

                                        President, Secretary Treasurer,
                                        principal executive officer,
                                        principal financial and accounting
                                        officer and sole Director

                                        Dated:  January 14, 2009