Form 10-Q
period 2009-02-28
XtraSafe, Inc.
filed 2009-05-08
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of February 28, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008   4

         Statement of Operations for the three months ended February 28,
         2009, the six months ended February 28, 2009 (unaudited) and cumulative results of operations from June 5, 2008 (Date of
         Inception) to February 28, 2009 (unaudited) .......................   5

         Statement of Cash Flows for the three months ended February 28,
         2009 and six months ended February 28, 2009 (unaudited) and cumulative results of operations from June 5, 2006 (Date of
         Inception) to February 28, 2009 (unaudited) .......................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   8

Item 4T  Controls and Procedures. ..........................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  11

Item 1A. Risk Factors. .....................................................  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  11

Item 3.  Defaults Upon Senior Securities. ..................................  11

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  11

Item 5.  Other Information. ................................................  11

Item 6.  Exhibits. .........................................................  11

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in the company's S-1 filed on October 1, 2008 and amended S-1/A filed on November 25, 2008. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  XTRASAFE, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                     As of           As of
                                                  February 28,   August 31, 2008
                                                      2009          (Audited)
                                                  ------------   ---------------


CURRENT ASSETS

  Cash and Cash equivalents ..................      $ 26,522        $  8,880
                                                    --------        --------

    Total Current Assets .....................        26,522           8,880
                                                    --------        --------

    TOTAL ASSETS .............................      $ 26,522        $  8,880
                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ......      $  3,500        $      -

    Total Current Liabilities ................         3,500               -
                                                    --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)

  Capital Stock (Note 3)
    Authorized:
    100,000,000 common shares, $.001 par value
    Issued and outstanding shares 9,000,000 ..         9,000           9,000
  Additional paid-in capital .................        19,500               -
  Deficit accumulated during the development
   stage .....................................        (5,478)           (120)
                                                    --------        --------

    Total Stockholders' Equity (Deficit) .....        23,022           8,880
                                                    --------        --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) .......................      $ 26,522        $  8,880
                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                                     XTRASAFE, INC.
                              (A Development Stage Company)
                                Statements of Operations
                                     For the Three      For the Six        June 05, 2008
                                     Months Ended       Months Ended      (inception) to
                                     February 28,       February 28,        February 28,
                                         2009               2009                2009
                                     ------------       ------------      --------------
REVENUES ......................      $          -       $          -       $          -

OPERATING EXPENSES

  General and administrative ..             1,780              5,358              5,478
                                     ------------       ------------       ------------

       Total Operating Expenses             1,780              5,358              5,478
                                     ------------       ------------       ------------

LOSS FROM OPERATIONS ..........            (1,780)            (5,358)            (5,478)
                                     ------------       ------------       ------------

OTHER EXPENSES

  Interest expense ............                 -                  -                  -
                                     ------------       ------------       ------------

       Total Other Expenses ...                 -                  -                  -
                                     ------------       ------------       ------------

LOSS BEFORE INCOME TAXES ......            (1,780)            (5,358)            (5,478)
PROVISION FOR INCOME TAXES ....                 -                  -
                                     ------------       ------------       ------------

NET LOSS ......................      $     (1,780)      $     (5,358)      $     (5,478)
                                     ============       ============       ============

BASIC LOSS PER COMMON SHARE ...      $      (0.00)      $      (0.00)             (0.00)
                                     ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...         9,000,000          9,000,000          9,000,000
                                     ============       ============       ============

        The accompanying notes are an integral part of these financial statements

                                            5

                                            XTRASAFE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                                        For the Three   For the Six     June 05, 2008
                                                        Months Ended    Months Ended   (inception) to
                                                        February 28,    February 28,     February 28,
                                                            2009            2009             2009
                                                        ------------    ------------   --------------
OPERATING ACTIVITIES
  Net loss ........................................       $ (1,780)       $ (5,358)       $ (5,478)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses .......              -               -               -
    Increase (decrease) in accounts payable .......              -           3,500           3,500
    Increase (decrease) in accrued liabilities ....              -               -               -
    Increase in short-term note payable (leasehold)              -               -               -
                                                          --------        --------        --------

      Net Cash Used by Operating Activities .......         (1,780)         (1,858)         (1,978)
                                                          --------        --------        --------

INVESTING ACTIVITIES ..............................              -               -               -
                                                          --------        --------        --------

    Net cash used in operating activities .........              -               -               -

FINANCING ACTIVITIES

  Common stock issued for cash ....................         19,500          19,500          28,500
                                                          --------        --------        --------

      Net Cash Provided by Financing Activities ...         19,500          19,500               -
                                                          --------        --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ..          8,802           8,880               -
                                                          --------        --------        --------

  CASH & CASH EQUIVALENTS AT END OF PERIOD ........       $ 26,522          26,522          26,522
                                                          ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest ......................................       $      -        $      -        $      -
    Income Taxes ..................................       $      -        $      -        $      -


              The accompanying notes are an integral part of these financial statements.

                                                  6

                                 XTRASAFE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (FEBRUARY 28, 2009)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009 and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the periods ended February 28, 2009 are not necessarily indicative of the operating results for the full years.

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

During the second fiscal quarter 2009 the Company was focused on developing and writing its marketing and business plan.

Results of Operations

The Company did not generate any revenue during the quarter ended February 28, 2009.

Total expenses the three (3) months ending February 28, 2009 were $1780 resulting in an operating loss for the period of $1780. Basic net loss per share amounting to $.0001 for the three (3) months ending February 28, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending February 28, 2009 and were $1780 compared to $5,358 for the 6 months ended February 28, 2009.

Accounts payable for the period ending February 28, 2009 were $3500.

Liquidity and Capital Resources
-------------------------------

At February 28, 2009 we had working capital of $26,522 consisting of cash on hand of $26,522 as compared to working capital of $8,880 at August 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended February 28, 2009 was $1780 as compared to $5,358 for the six months ended February 28, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management's Remediation Initiatives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

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

                                        Dated:  May 7, 2009