Form 10-Q/A
period 2009-02-28
XtraSafe, Inc.
filed 2009-07-17
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,950,000 shares of common stock are issued and outstanding as of February 28, 2009.

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A Amendment No. 1 is being filed for the purpose of correcting a clerical error relating to when shares where issued to shareholders and the number of outstanding shares at the time the Quarterly Report was filed. This information has been updated on the cover page, the Balance sheets, and under "WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING" on the Statements of Operations from the Quarterly Report on Form 10-Q for the period ended February 28, 2009 as filed with the Securities and Exchange Commission on May 8, 2009.

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
                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ......      $  3,500        $      -

    Total Current Liabilities ................         3,500               -
                                                    --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)

  Capital Stock (Note 3)
    Authorized:
    100,000,000 common shares, $.001 par value
  Issued and outstanding shares 10,950,000 at
    2/28/09 and 9,000,000 at 8/31/08 .........        10,950           9,000
  Additional paid-in capital .................        17,550               -
  Deficit accumulated during the development
   stage .....................................        (5,478)           (120)
                                                    --------        --------

    Total Stockholders' Equity (Deficit) .....        23,022           8,880
                                                    --------        --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) .......................      $ 26,522        $  8,880
                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                                     XTRASAFE, INC.
                              (A Development Stage Company)
                                Statements of Operations
                                     For the Three      For the Six        June 05, 2008
                                     Months Ended       Months Ended      (inception) to
                                     February 28,       February 28,        February 28,
                                         2009               2009                2009
                                     ------------       ------------      --------------
REVENUES ......................      $          -       $          -       $          -

OPERATING EXPENSES

  General and administrative ..             1,780              5,358              5,478
                                     ------------       ------------       ------------

       Total Operating Expenses             1,780              5,358              5,478
                                     ------------       ------------       ------------

LOSS FROM OPERATIONS ..........            (1,780)            (5,358)            (5,478)
                                     ------------       ------------       ------------

OTHER EXPENSES

  Interest expense ............                 -                  -                  -
                                     ------------       ------------       ------------

       Total Other Expenses ...                 -                  -                  -
                                     ------------       ------------       ------------

LOSS BEFORE INCOME TAXES ......            (1,780)            (5,358)            (5,478)
PROVISION FOR INCOME TAXES ....                 -                  -
                                     ------------       ------------       ------------

NET LOSS ......................      $     (1,780)      $     (5,358)      $     (5,478)
                                     ============       ============       ============

BASIC LOSS PER COMMON SHARE ...      $      (0.00)      $      (0.00)
                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...        10,950,000         10,950,000
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

                                        Dated:  July 17, 2009