Form 10-Q
period 2009-05-31
XtraSafe, Inc.
filed 2009-07-17
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2009

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,950,000 shares of common stock are issued and outstanding as of July 15, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at May 31, 2009 (unaudited) and August 31, 2008 ....   4

         Statements of Operations for the three months ended May 31, 2009, the nine months ended May 31 2009 (unaudited) and cumulative results of operations from June 5, 2008 (Date of Inception) to
         May 31, 2009 (unaudited) ..........................................   5

         Statements of Cash Flows for the three months ended May 31, 2009, the nine months ended May 31, 2009 (unaudited) and cumulative results of operations from June 5, 2008 (Date of Inception) to
         May 31, 2009 (unaudited) ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   8

Item 4T  Controls and Procedures. ..........................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  11

Item 1A. Risk Factors. .....................................................  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  11

Item 3.  Defaults Upon Senior Securities. ..................................  11

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  11

Item 5.  Other Information. ................................................  11

Item 6.  Exhibits. .........................................................  11

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  XTRASAFE, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                     As of           As of
                                                    May 31,      August 31, 2008
                                                      2009          (Audited)
                                                  ------------   ---------------


CURRENT ASSETS

  Cash and Cash equivalents ..................      $ 12,079        $  8,880
                                                    --------        --------

    Total Current Assets .....................        12,079           8,880
                                                    --------        --------

    TOTAL ASSETS .............................      $ 12,079        $  8,880
                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ......      $      -        $      -

    Total Current Liabilities ................             -               -
                                                    --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)

  Capital Stock (Note 3)
    Authorized:
    100,000,000 common shares, $.001 par value
    Issued and outstanding shares 10,950,000
    at 5/31/09 and 9,000,000 at 8/31/08.......        10,950           9,000
  Additional paid-in capital .................        17,550               -
  Deficit accumulated during the development
   stage .....................................       (16,421)           (120)
                                                    --------        --------

    Total Stockholders' Equity (Deficit) .....        12,079           8,880
                                                    --------        --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) .......................      $ 12,079        $  8,880
                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                                     XTRASAFE, INC.
                              (A Development Stage Company)
                                Statements of Operations
                                     For the Three      For the Nine       June 05, 2008
                                     Months Ended       Months Ended      (inception) to
                                        May 31,            May 31,            May 31,
                                         2009               2009               2009
                                     ------------       ------------      --------------
REVENUES ......................      $          -       $          -       $          -

OPERATING EXPENSES

  General and administrative ..            10,943             16,301             16,421
                                     ------------       ------------       ------------

       Total Operating Expenses            10,943             16,301             16,421
                                     ------------       ------------       ------------

LOSS FROM OPERATIONS ..........           (10,943)           (16,301)           (16,421)
                                     ------------       ------------       ------------

OTHER EXPENSES

  Interest expense ............                 -                  -                  -
                                     ------------       ------------       ------------

       Total Other Expenses ...                 -                  -                  -
                                     ------------       ------------       ------------

LOSS BEFORE INCOME TAXES ......           (10,943)           (16,301)           (16,421)
PROVISION FOR INCOME TAXES ....                 -                  -                  -
                                     ------------       ------------       ------------

NET LOSS ......................      $    (10,943)      $    (16,301)      $    (16,421)
                                     ============       ============       ============

BASIC LOSS PER COMMON SHARE ...      $     (0.001)      $     (0.001)
                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ...        10,950,000         10,950,000
                                     ============       ============

        The accompanying notes are an integral part of these financial statements

                                            5

                                            XTRASAFE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                                        For the Three   For the Nine    June 05, 2008
                                                        Months Ended    Months Ended   (inception) to
                                                           May 31,         May 31,         May 31,
                                                            2009            2009            2009
                                                        ------------    ------------   --------------
OPERATING ACTIVITIES
  Net loss ........................................       $(10,943)       $(16,301)       $(16,421)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses .......              -               -               -
    Increase (decrease) in accounts payable .......         (3,500)              -               -
    Increase (decrease) in accrued liabilities ....              -               -               -
    Increase in short-term note payable (leasehold)              -               -               -
                                                          --------        --------        --------

      Net Cash Used by Operating Activities .......        (14,443)        (16,301)        (16,421)
                                                          --------        --------        --------

INVESTING ACTIVITIES ..............................              -               -               -
                                                          --------        --------        --------

    Net cash used in operating activities .........              -               -               -

FINANCING ACTIVITIES

  Common stock issued for cash ....................              -          19,500          28,500
                                                          --------        --------        --------

      Net Cash Provided by Financing Activities ...              -          19,500               -
                                                          --------        --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ..         26,522           8,880               -
                                                          --------        --------        --------

  CASH & CASH EQUIVALENTS AT END OF PERIOD ........       $ 12,079          12,079          12,079
                                                          ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest ......................................       $      -        $      -        $      -
    Income Taxes ..................................       $      -        $      -        $      -


              The accompanying notes are an integral part of these financial statements.

                                                  6

                                 XTRASAFE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 (MAY 31, 2009)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009 and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the periods ended May 31, 2009 are not necessarily indicative of the operating results for the full years.

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

During the third fiscal quarter 2009 the Company continued to focus on developing and writing its marketing and business plan.

Results of Operations

The Company did not generate any revenue during the quarter ended May 31, 2009.

Total expenses for the three (3) months ending May 31, 2009 were $10,943 resulting in an operating loss for the period of $10,943. Basic net loss per share amounting to $.001 for the three (3) months ending May 31, 2009.

General and Administrative expenses consisted of office expenses, bookkeeping and audit expense and expenditures for the company's transfer agent for the three (3) months ending May 31, 2009 and was $10,943 compared to $16,301 for the 9 months ended May 31, 2009.

Accounts payable for the period ending May 31, 2009 was $0.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2009 we had working capital of $12,079 consisting of cash on hand of $12,079 as compared to working capital of $8,880 at August 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended May 31, 2009 was $10,943 as compared to $16,301 for the nine months ended May 31, 2009.

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

As of May 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

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