Form 10-K
period 2009-08-31
XtraSafe, Inc.
filed 2010-01-04
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                   333-153762
                             COMMISSION FILE NUMBER

                                 XTRASAFE, INC.
                                 --------------
                  (Name registrant as specified in its charter)

             FLORIDA                                     26-2780766
             -------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                600 LEXINGTON AVE, 9TH FLOOR, NEW YORK, NY 10022
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 646-340-9051
                                                            ------------

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
       NONE                                               NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, PAR VALUE $.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_| State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2009, approximately $28,500.

As of August 31, 2009, there were 10,950,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------
PART I

Item 1.  Description of Business. .......................................    4

Item 2.  Description of Property. .......................................    6

Item 3.  Legal Proceedings. .............................................    6

Item 4.  Submission of Matters to a Vote of Security Holders. ...........    6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters. ......    6

Item 6.  Selected Financial Data. .......................................    8

Item 7.  Management's Discussion and Analysis or Plan of Operations. ....    9

Item 7A. Quantitative and Qualitative Disclosures about Market Risk. ....   14

Item 8.  Financial Statements. ..........................................   15

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure. ......................................   26

Item 9A. Controls and Procedures. .......................................   27

Item 9B. Other Information. .............................................

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. .............   28

Item 11. Executive Compensation. ........................................   30

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters. ...............................   32

Item 13. Certain Relationships and Related Transactions. ................   33

Item 14. Principal Accountant Fees and Services. ........................   33

Item 15. Exhibits. ......................................................   34

Signatures ..............................................................   35

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Premier Energy Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Description of Business," "Plan of Operation" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL
-------

OUR BUSINESS. XTRASAFE, INC. ("XtraSafe", "we", "the Company") was incorporated in the State of Florida as a for-profit Company on June 5, 2008 and established a fiscal year end of August 31. We are a development-stage Company. We intend to market and sell an electronic safe system, and through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

Xtrasafe intends to create an electronic modular safe system. The company intends to modify individual electronic safes that can be joined together to create banks of safes. Safes will be made of a steel construction; the entry system for the safe will be imbedded into the door. There will be 5 types of entry systems. These include the keyboard, the magnetic card, the electronic key, the biometric key, or a solid door with an encrypted RFDI chip.

Our business and registered office is located at 600 Lexington Ave, 9th Floor, New York, NY, 10022, our telephone number is (646) 340-9051.

On August 31, 2008, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

On October 1, 2008 (file no.333-153762), as amended by Registration Statement on Form S-1/A on November 25, 2008 and declared effective on December 3, 2008.

From January 1, 2009, the Company sold 1,950,000 shares of common stock to 25 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the "SEC")

As of August 31, 2009, XtraSafe had raised $28,500 through the sale of its common stock. There is $11,989 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

DESCRIPTION OF OUR PRODUCTS AND SERVICES

Our product will consist of an individual electronic safe that can be joined together to create an Electronic Modular Safe System. Safes will be made of a steel construction; the entry system for the safe will be imbedded into the door. There will be 5 types of entry systems. These include the keyboard, the magnetic card, the electronic key, the biometric key, or a solid door with an encrypted RFDI chip.

Safes will be sold as single safe units or as a multiple modular safe system ("safe banks"). The modular system allows individual safes to be joined together to create safe banks. A safe bank consists of individual safes stacked on top of and next to each other. This allows for maximum customization. The safes can be individually operated using one of four types of entry options or with one-of-the-four entry options or through a console which controls all safes in a modular bank system.

There will be 4 types of entry system for safe users. These include the keyboard, the magnetic card, the electronic key, or the biometric key. The keyboard entry system is a raised keyboard on the door of the safe. A person is equipped with a personal code that they enter whenever needing access to their safe. The benefit of the keyboard system is that codes can be changed at will and there are no keys or cards to lose or leave lying around. The Magnetic Card system is where a user is locks or unlocks the safe using a card which they swipe. The electronic key system locks with a convenient electronic key button. The safe "recognizes" the key that locked it. Change the key and the old key will no longer open the safe. The biometric key system provides entry by recognizing a user's thumb print.

In the case of a Safe Bank using a main console entry system, the system will automatically recognize and register new safes as they are added to the grid of safes. Safes can be added or removed from a bank very easily and these safes can also be repurposed to other safe banks or simply used as an individual safe.

MARKETING

Our distribution strategy includes direct selling and marketing, utilizing commissioned independent sales representatives. We anticipate that we will develop sales promotion and sales development activities which will be directed towards giving selling assistance to the independent sales representatives through aids such as brochures, product samples and demonstration products. We will establish a Web site which will serve both as an additional marketing tool, and will provide a platform from which we will be able to provide various support services to our independent sales representatives. We also anticipate that we will seek to motivate our independent sales representatives through the use of special incentive programs that reward superior sales performance. We also anticipate utilizing trade shows, both on a local and national level to promote our products and to attract qualified sales representatives.

The Company intends to attend trade shows in North America that target our audience of hospitals, assisted living facilities, colleges and universities.

We intend to create a website. Our website will be our online marketing tool. We will provide, on the home page, all the information about our products and advantages in a direct and easy way.

COMPETITION

The Company is an insignificant participant among firms engaged in the safe business. There are many established safe companies which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

REGULATORY MATTERS

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the electronic safe industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Mr. Sidney Zion the company's founder passed away in August 2009. The company is deeply saddened by Mr. Zion's passing, his contributions were significant to Xtrasafe and he will be deeply missed. On August 26, 2009 the Shareholders elected Mr. Daniel Baker as a new director and President of the Company. Mr. Baker is committed to carrying on Mr. Zion's vision of the company.

XtraSafe has no permanent staff other than its President and Director Daniel Baker. Mr. Baker is employed elsewhere and has the flexibility to work on XtraSafe up to 10 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing. Once the Company begins building its Internet website, it will hire an independent consultant to build the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

ITEM 2. DESCRIPTION OF PROPERTY.

FACILITIES. The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located at 600 Lexington Ave, 9th Floor, New York, NY 10022.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION. Our common stock is quoted on the OTC Bulletin Board trades under the symbol "XSAF." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

HOLDERS

As of August 31, 2009, we had 10,950,000 shares of common stock issued and outstanding which were held by approximately 26 shareholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Transfer, Inc.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place register for sale the shares of common stock held by our shareholders.

                    FISCAL YEAR 2009
                    ----------------
                     HIGH       LOW
                    ------     -----
First Quarter ...     N/A        N/A
Second Quarter ..     N/A        N/A
Third Quarter ...   $ N/A      $ N/A
Fourth Quarter ..   $ N/A      $ N/A

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

EQUITY COMPENSATION PLANS. We currently do not have any equity compensation plans in place.

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO BE                                  UTURE ISSUANCE UNDER EQUITY
                           ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE       COMPENSATION (EXCLUDING
                            OUTSTANDING OPTIONS,      RICE OF OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
PLAN CATEGORY              WARRANTS AND RIGHTS (A)      WARRANTS AND RIGHTS(B)               COLUMN (A))
-------------------      --------------------------   ----------------------------   ---------------------------
Equity compensation                   0                             0                             0
plans approved by
security holders

Equity compensation                   0                             0                             0
plans not approved
by security holders

Total                                 0                             0                             0

PENNY STOCK REGULATION. Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

   o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

   o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

   o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

   o  a toll-free telephone number for inquiries on disciplinary actions;

   o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

   o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

   o  the bid and offer quotations for the penny stock;

   o the compensation of the broker-dealer and its salesperson in the transaction;

   o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

   o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for "smaller reporting companies."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

INFORMATION IN THIS REPORT CONTAINS "FORWARD LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES", "ESTIMATES", "COULD", "POSSIBLY", "PROBABLY", "ANTICIPATES", "ESTIMATES", "PROJECTS", "EXPECTS", "MAY" OR "SHOULD" OR OTHER VARIATIONS OR SIMILAR WORDS. NO ASSURANCES CAN BE GIVEN THAT THE FUTURE RESULTS ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO THOSE FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS ANTICIPATED BY THOSE FORWARD-LOOKING STATEMENTS. AMONG THE KEY FACTORS THAT HAVE A DIRECT BEARING ON OUR RESULTS OF OPERATIONS ARE THE EFFECTS OF VARIOUS GOVERNMENTAL REGULATIONS, THE FLUCTUATION OF OUR DIRECT COSTS AND THE COSTS AND EFFECTIVENESS OF OUR OPERATING STRATEGY. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS ANTICIPATED BY THOSE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. For the fiscal year ending August 31, 2009, we have $11,989 cash on hand and in our corporate bank accounts compared to $8,880 for the year ending August 31, 2008. For the fiscal year ending August 31, 2009 we have total current liabilities of $1,753, which consists of accounts payable and accrued expenses of $1,753 compared to current liabilities of $0 for the year ending August 31, 2008.

Our Company posted losses of $18,144 for the fiscal year ended August 31, 2009 compared to $120 for year ended August 31, 2008. The company continued to have no source of revenues or any other income for the period,

From inception to August 31, 2009 we have incurred losses of $ 18,264. The principal components of our losses for this period as above were regulatory compliance and officer's salary in addition to general and administration expense relating to rent and other office type expenses.

REVENUES. We have no revenues and have only achieved losses since inception. For the period from our inception on June 5, 2008 to the period ended August 31, 2009, we generated no revenues from our operations.

OPERATING EXPENSES. For the year ended August 31, 2009, our total expenses were $18,144, which were represented by $9,025 for professional fees and $9,119 for general and administrative expenses. Our loss from operations and net loss was also $18,144 for the year ended August 31, 2009. This is in comparison to the year ended August 31, 2008, where our total expenses were $120 which was represented by $120 in general and administration expenses. The expenses were higher for the year ended August 31, 2009 since we conducted the majority of our post production expenses in that period.

OFF-BALANCE SHEET ARRANGEMENTS. We have no off-balance sheet arrangements.

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

   o Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

   o Our ability to raise capital when needed and on acceptable terms and conditions;

   o  The intensity of competition;

   o  General economic conditions; and

   o  Changes in regulations

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Management's Discussion and Analysis should be read in conjunction with our financial statements included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting Basis
----------------
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------
For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------
The basic earnings (loss) per share are calculated by dividing our net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
---------
We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------
We provide for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on our likelihood to utilize the loss carry-forward.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
----------------------------
We have no current source of revenue; therefore we have not yet adopted any policy regarding the recognition of revenue or cost.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in our financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of SFAS No. 109" ("FIN 48"). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company's financial statements as of December 31, 2008.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required under Regulation S-K for "smaller reporting companies."

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:

                          XTRASAFE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                            August 31, 2009 and 2008


                                 C O N T E N T S

                                                                            PAGE

Report of Independent Registered Public Accounting Firm .................    16

Balance Sheets ..........................................................    17

Statements of Operations ................................................    18

Statements of Stockholders' Equity (Deficit) ............................    19

Statements of Cash Flows ................................................    20

Notes to the Financial Statements .......................................    21

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS
XTRASAFE, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Xtrasafe, Inc. (A Development Stage Company) as of August 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended August 31, 2009 and the periods from inception on June 5, 2008 through August 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtrasafe, Inc. (A Development Stage Company) as of August 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended August 31, 2009 and the periods from inception on June 5, 2008 through August 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $18,264, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SEALE AND BEERS, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
December 29, 2009


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                     Phone: (888)727-8251 Fax: (888)782-2351
                 -----------------------------------------------

                                  XTRASAFE, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                        August 31,    August 31,
                                                           2009          2008
                                                        ----------    ----------

CURRENT ASSETS

  Cash and Cash equivalents ......................       $ 11,989      $  8,880
                                                         --------      --------

    Total Current Assets .........................         11,989         8,880
                                                         --------      --------

    TOTAL ASSETS .................................       $ 11,989      $  8,880
                                                         ========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ..........       $  1,753       $     -

    Total Current Liabilities ....................          1,753             -
                                                         --------      --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital Stock (Note 3)
    Authorized:
      100,000,000 common shares, $.001 par value
        Issued and outstanding shares 10,950,000 .         10,950         9,000
        at 8/31/09 and 9,000,000 at 8/31/08
  Additional paid-in capital .....................         17,550             -
  Deficit accumulated during the development stage        (18,264)         (120)
                                                         --------      --------

    Total Stockholders' Equity (Deficit) .........         10,237         8,880
                                                         --------      --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) ...........................       $ 11,990      $  8,880
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                  For the       June 05, 2008,    June 05, 2008,
                                 year ended     (inception) to    (inception) to
                                 August 31,       August 31,        August 31,
                                    2009             2008              2009
                                 -----------    --------------    --------------

REVENUES ...................     $         -     $         -       $         -
                                 -----------     -----------       -----------

OPERATING EXPENSES

  Professional Expenses ....           9,025               -             9,025
  General & Administrative             9,119             120             9,239
                                 -----------     -----------       -----------

    Total Operating Expenses          18,144             120            18,264
                                 -----------     -----------       -----------

LOSS FROM OPERATIONS .......         (18,144)           (120)          (18,264)
                                 -----------     -----------       -----------

OTHER EXPENSES

  Interest expense .........               -               -                 -
                                 -----------     -----------       -----------

    Total Other Expenses ...               -               -                 -
                                 -----------     -----------       -----------

LOSS BEFORE INCOME TAXES ...         (18,144)           (120)          (18,264)
PROVISION FOR INCOME TAXES .               -               -                 -
                                 -----------     -----------       -----------

NET LOSS ...................     $   (18,144)    $      (120)      $   (18,264)
                                 ===========     ===========       ===========

BASIC & FULLY DILUTED LOSS
  PER COMMON SHARE .........     $     (0.00)    $     (0.00)
                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        9,993,699       9,000,000
                                 ===========     ===========

    The accompanying notes are an integral part of these financial statements

                                            XTRASAFE, INC.
                                     (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                                                                             Deficit
                                                                           Accumulated       Total
                                         Common Stock         Additional   During the    Stockholders'
                                    -----------------------     Paid-In    Development      Equity
                                      Shares       Amount       Capital       Stage        (Deficit)
                                    ----------   ----------   ----------   -----------   -------------
Balance, June 05, 2008 ..........            -   $        -   $        -   $        -     $        -

Common Shares issued to founders
  for cash at $0.001 per share
  on August 13, 2008 ............    9,000,000        9,000            -            -          9,000

Net loss since inception
  through August 31, 2008 .......            -            -            -         (120)          (120)
                                    ----------   ----------   ----------   ----------     ----------

BALANCE, AUGUST 31, 2008 ........    9,000,000   $    9,000   $        -   $     (120)    $    8,880
                                    ==========   ==========   ==========   ==========     ==========

Common Shares issued for cash
  at $0.01 per share Feb 27, 2009    1,950,000        1,950       17,550            -         19,500

Net loss for the Year ended
  August 31, 2009 ...............            -            -            -      (18,144)       (18,144)
                                    ----------   ----------   ----------   ----------     ----------

BALANCE, AUGUST 31, 2009 ........   10,950,000   $   10,950   $   17,550   $  (18,264)    $   10,236
                                    ==========   ==========   ==========   ==========     ==========

               The accompanying notes are an integral part of these financial statements

                                                   19

                                            XTRASAFE, INC.
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                                       For the       June 05, 2008,     June 05, 2008,
                                                      year ended     (inception) to     (inception) to
                                                      August 31,       August 31,         August 31,
                                                         2009             2008               2009
                                                      ----------     --------------     --------------
OPERATING ACTIVITIES

  Net loss ......................................      $(18,144)        $   (120)          $(18,264)
  Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable .......         1,753                -              1,753

    Net Cash Used by Operating Activities .......       (16,391)            (120)           (16,511)
                                                       --------         --------           --------


FINANCING ACTIVITIES

  Common stock issued for cash ..................        19,500            9,000             28,500
                                                       --------         --------           --------

    Net Cash Provided by Financing Activities ...        19,500            9,000             28,500
                                                       --------         --------           --------

  NET INCREASE IN CASH AND CASH EQUIVALENTS .....         3,110            8,880             11,990

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,880                -                  -
                                                       --------         --------           --------

  CASH & CASH EQUIVALENTS AT END OF PERIOD ......      $ 11,989            8,880             11,989
                                                       ========         ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest ....................................      $      -         $      -           $      -
    Income Taxes ................................      $      -         $      -           $      -

              The accompanying notes are an integral part of these financial statements.

                                                   20

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            August 31, 2009 and 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESSES

Xtrasafe, Inc. (A Development Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Advertising
-----------

The Company expenses advertising as incurred. Advertising expenses since inception have been $0

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            August 31, 2009 and 2008

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Year Ended August 31           2009        2008
                              ------      ------
   Deferred Tax Asset
   Valuation Allowance
   Current Taxes Payable        0.00        0.00
                              ------      ------

   Income Tax Expense ..      $ 0.00      $ 0.00
                              ======      ======

The Company has filed no income tax returns since inception.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock
------------

On June 05, 2008, the company issued 9,000,000 shares at of its $0.0001 par value common stock for $9,000 cash to the founder of the company.

During fiscal year 2009 The Company completed a registered offering under the Securities Act of 1933, as amended. The Company sold and issued 1,950,000 shares in 2009 of its $0.001 par value common stock at a price of $0.01 per share for $19,500.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            August 31, 2009 and 2008

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period June 5, 2008 (date of inception) through August 31, 2009 the Company has had a net loss of $18,264. As of August 31, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements
--------------------------------

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            August 31, 2009 and 2008

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            August 31, 2009 and 2008

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2013. On May 20, 2009 the FDIC extended this coverage to December 31, 2013. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013. On January 1, 2014, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

As of August 31, 2009 and August 31, 2008, the company has $0 and $0, respectively, over the FDIC limits.

NOTE 9. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through December 22, 2009, the which the financial statements were available to be issued, and no such events have occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 6, 2009 (the "Dismissal Date"), the Company advised Moore & Associates Chartered (the "Former Auditor") that it was dismissed as the Company's independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company's independent registered public accounting firm was approved by the Company's Board of Directors on August 6, 2009. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company's financial statements as of and for the years ended August 31, 2008, contained an explanatory paragraph which noted that there was substantial doubt as to the Company's ability to continue as a going concern as the Company had a net loss as of August 31, 2008.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such years.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Moore furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The Registrant was unable to obtain an updated Exhibit 16 letter from Moore at the time of report.

On August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Company's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor.

During the two most recent fiscal years and through the Seale and Beers Engagement Date, the Company has not consulted with Seale and Beers regarding either:

   1. application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

   2. any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

   o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

   o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2009, our internal control over financial reporting is not effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

   o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

   o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2009. This assessment was based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of August 31, 2009 the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as set forth above in the Evaluation of Disclosure Controls and Procedures, there were no changes in the Company's internal controls over financial reporting during the fourth quarter ended August 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND
SECTION 16(A) COMPLIANCE.

EXECUTIVE OFFICERS AND DIRECTORS. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have not entered into employment agreements with any of our key executives. We cannot guaranty that each executive will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

NAME                AGE           POSITION
----                ---           --------
Daniel Baker        31            President, Secretary, Treasurer and Director

DANIEL BAKER has served as our President, Chief Executive Officer and one of our directors since August 26, 2009.

Mr. Baker comes to the Board with significant experience in financial services from Commonwealth Associates where he has worked as a marketing executive and research analyst since 2006. Mr. Baker worked in sales and event planning for David Blaine Productions from 2004 until 2006. Mr. Baker holds a BA from New York University. Mr. Baker has served as the Company's Secretary since February 2009.

Mr. Baker is not an officer or director of any reporting company.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

NOMINATING COMMITTEE. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our President Daniel Baker, 600 Lexington Ave, 9th Floor, New York, NY 10022 . Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

AUDIT COMMITTEE FINANCIAL EXPERT. Our board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert." We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our operations, we believe the services of a financial expert are not warranted at this time.

AUDIT COMMITTEE. Presently, the board of directors acts as the audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended August 31, 2009, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The compensation of the named executive officers for the last completed fiscal year ended August 31, 2009 is shown below:

                                                             NON-EQUITY     NONQUALIFIED
NAME AND                                 STOCK    OPTION   INCENTIVE PLAN     DEFERRED      ALL OTHER
PRINCIPAL       YEAR    SALARY   BONUS   AWARDS   AWARDS    COMPENSATION    COMPENSATION   COMPENSATION   TOTAL
POSITION        ENDED     $        $       $        $             $          EARNINGS $          $          $
-------------   -----   ------   -----   ------   ------   --------------   ------------   ------------   -----
Daniel Baker,   2009      0        0       0        0             0              0               0          0
President
Secretary
Treasurer

Sidney Zion,    2009      0        0       0        0             0              0               0          0
(former)
President
Secretary
Treasurer

Sidney Zion,    2008      0        0       0        0             0              0               0          0
President
Secretary
Treasurer

EMPLOYMENT CONTRACTS. We do not anticipate that we will enter into any employment contracts with any of our officers.

STOCK OPTIONS/SAR GRANTS. No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2008.

LONG-TERM INCENTIVE PLANS. As of August 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END. As of the year ended August 31, 2009, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

                                     OPTION  AWARDS                                       STOCK AWARDS
              -----------------------------------------------------------  ------------------------------------------
                                                                                                   EQUITY
                                                                                                 INCENTIVE
                                          EQUITY                                                    PLAN
                                         INCENTIVE                                                AWARDS:    VALUE OF
               NUMBER OF                   PLAN                             NUMBER               NUMBER OF   UNEARNED
               SECURITIES                 AWARDS:                             OF                  UNEARNED    SHARES,
               UNDERLYING                NUMBER OF                         SHARES OR   MARKET     SHARES,      UNITS
              UNEXERCISED               SECURITIES                         UNITS OF   VALUE OF     UNITS     OR OTHER
                OPTIONS                 UNDERLYING    OPTION     OPTION      STOCK    SHARES OR   OR OTHER    RIGHTS
                   #          # UN-     UNEXERCISED  EXERCISE  EXPIRATION     NOT     UNITS NOT  RIGHTS NOT     NOT
NAME          EXERCISABLE  EXERCISABLE    OPTIONS      PRICE      DATE      VESTED     VESTED      VESTED     VESTED
------------  -----------  -----------  -----------  --------  ----------  ---------  ---------  ----------  --------
Daniel             0            0            0           0         n/a         0          0           0          0
Baker,
President,
Treasurer,
Secretary

Sidney Zion,       0            0            0           0         n/a         0          0           0          0
(former)
President,
Treasurer,
Secretary

STOCK OPTION PLAN. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

DIRECTOR COMPENSATION. The following concerns the compensation of our directors for their service as directors during the fiscal year ended August 31, 2009:

                                                                NON-QUALIFIED
                                                 NON-EQUITY       DEFERRED
               FEES EARNED   STOCK    OPTION   INCENTIVE PLAN   COMPENSATION      ALL OTHER
               OR PAID IN    AWARDS   AWARDS    COMPENSATION      EARNINGS      COMPENSATION   TOTAL
NAME              CASH         $         $           $                $               $          $
------------   -----------   ------   ------   --------------   -------------   ------------   -----
Daniel Baker        0          0         0           0                0               0          0

Sidney Zion         0          0         0           0                0               0          0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE           NAME AND ADDRESS              AMOUNT AND NATURE        PERCENT
OF CLASS        OF BENEFICIAL OWNER           OF BENEFICIAL OWNER      OF CLASS
------------    --------------------------    ---------------------    --------
Common Stock    Daniel Baker                  9,000,000 shares         82%
                600 Lexington Ave, 9th Fl,    President, Secretary,
                New York, NY                  Treasurer, Director

Common Stock    All officers and directors    9,000,000                82%
                as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Daniel Baker, the Company's president and sole director acquired the shares formerly owned by Sidney Zion, the Company's founder. Mr. Baker is the company's majority shareholder. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

EQUITY COMPENSATION PLAN. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONFLICTS RELATED TO OTHER BUSINESS ACTIVITIES. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

RELATED PARTY TRANSACTIONS. There have been no related party transactions.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

   o  disclosing such transactions in prospectuses where required;

   o disclosing in any and all filings with the Securities and Exchange Commission, where required;

   o  obtaining disinterested directors consent; and

   o  obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended August 31, 2009 and August 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                             August 31, 2009      August 31, 2008
                             ---------------      ----------------

(i) Audit Fees ........          $ 8,025              $   -0-
(ii) Audit Related Fees          $   -0-              $   -0-
(iii) Tax Fees ........          $   -0-              $   -0-
(iv) All Other Fees ...          $   -0-              $   -0-

AUDIT FEES. The aggregate fees billed in each of the years ended August 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $8025 and $0, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended August 31, 2009 and 2008.

TAX FEES. For the years ended August 31, 2009 and 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15. EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1     Section 906 Certification by Chief Executive Officer

32.2     Section 906 Certification by Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in New York, New York, on December 31, 2009.

                                        XTRASAFE, INC.
                                        A FLORIDA CORPORATION

                                        By:  /s/ Daniel Baker
                                             ----------------
                                             Daniel Baker
                                        Its: Principal Executive Officer
                                             President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Daniel Baker                       December 31, 2009
     ----------------
     Daniel Baker
Its: Principal Executive Officer
     President and a Director

By:  /s/ Daniel Baker                       December 31, 2009
     ----------------
     Daniel Baker
Its: Principal Financial Officer,
     Treasurer, Secretary and a Director