Form 10-Q
period 2009-11-30
XtraSafe, Inc.
filed 2010-01-12
CIK 1446414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,950,000 shares of common stock are issued and outstanding as of January 11, 2010.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  XTRASAFE, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                      November 30,    August 31,
                                                          2009           2009
                                                      ------------    ----------

CURRENT ASSETS

  Cash and Cash equivalents ......................      $  7,545       $ 11,989
                                                        --------       --------

    Total Current Assets .........................         7,545         11,989
                                                        --------       --------

    TOTAL ASSETS .................................      $  7,545       $ 11,989
                                                        ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ..........      $  2,245       $  1,753
                                                        --------       --------

    Total Current Liabilities ....................         2,245          1,753
                                                        ========       ========

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital Stock
    Authorized:
      100,000,000 common shares, $.001 par value
      Issued and outstanding shares 10,950,000
      at 8/31/09 and 9,000,000 at 8/31/08 ........        10,950         10,950
  Additional paid-in capital .....................        17,550         17,550
  Deficit accumulated during the development stage       (23,200)       (18,264)
                                                        --------       --------

    Total Stockholders' Equity (Deficit) .........         5,300         10,236
                                                        --------       --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) ...........................      $  7,545       $ 11,989
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 XTRASAFE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                  For the Three Months Ended      June 05, 2008,
                                          November 30,            (inception) to
                                 -----------------------------     November 30,
                                     2009             2008             2009
                                 ------------     ------------    --------------

REVENUES ....................    $          -     $          -     $          -
                                 ------------     ------------     ------------

OPERATING EXPENSES

  Professional Expenses .....           4,000                -           13,025
  General & Administrative ..             936            3,578           10,175
                                 ------------     ------------     ------------

    Total Operating Expenses            4,936            3,578           23,200
                                 ------------     ------------     ------------

LOSS FROM OPERATIONS ........          (4,936)          (3,578)         (23,200)
                                 ------------     ------------     ------------

OTHER EXPENSES

  Interest expense ..........               -                -                -
                                 ------------     ------------     ------------

    Total Other Expenses ....               -                -                -
                                 ------------     ------------     ------------

LOSS BEFORE INCOME TAXES ....          (4,936)          (3,578)         (23,200)
PROVISION FOR INCOME TAXES ..               -                -
                                 ------------     ------------     ------------

NET LOSS ....................    $     (4,936)    $     (3,578)    $    (23,200)
                                 ============     ============     ============

BASIC & FULLY DILUTED LOSS
 PER COMMON SHARE ...........    $      (0.00)    $      (0.00)
                                 ============     ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ..      10,950,000        9,000,000
                                 ============     ============

    The accompanying notes are an integral part of these financial statements

                                        XTRASAFE, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                                            For the
                                                      Three Months Ended       June 05, 2008,
                                                          November 30,         (inception) to
                                                     ---------------------      November 30,
                                                       2009         2008            2009
                                                     --------     --------     --------------
OPERATING ACTIVITIES

  Net loss ......................................    $ (4,936)    $ (3,578)       $(23,200)
  Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable .......         492        3,500           2,245
                                                     --------     --------        --------

    Net Cash Used by Operating Activities .......      (4,445)         (78)        (20,956)
                                                     ========     ========        ========

FINANCING ACTIVITIES

  Common stock issued for cash ..................           -            -          28,500
                                                     --------     --------        --------

    Net Cash Provided by Financing Activities ...           -            -          28,500
                                                     ========     ========        ========

  NET INCREASE IN CASH AND CASH EQUIVALENTS .....      (4,445)         (78)          7,545

  CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD       11,989        8,880               -
                                                     --------     --------        --------

  CASH & CASH EQUIVALENTS AT END OF PERIOD ......    $  7,545        8,802           7,545
                                                     ========     ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest ....................................    $      -     $      -        $      -
    Income Taxes ................................    $      -     $      -        $      -

          The accompanying notes are an integral part of these financial statements.

                                              5

                                 XTRASAFE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (NOVEMBER 30, 2009)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009 and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended November 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The company has accumulated a deficit in the amount of $23,200 from June 5, 2008 (date of inception) to November 30, 2009.

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

NOTE 3 - SUBSEQUENT EVENTS

         None. The Company has evaluated subsequent events through January 8, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

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

Results of Operations
---------------------

LIQUIDITY AND CAPITAL RESOURCES. For the 3 months ended November 30, 2009, we have $7,545 cash on hand and in our corporate bank accounts compared to $8,802 for the 3 months ended November 30, 2008. For the 3 months ended November 30, 2009 we have total current liabilities of $2,245 which consists of accounts payable and accrued expenses of $2,245 compared to current liabilities of $3,500 for the 3 months ended November 30, 2008.

REVENUES. Our Company posted losses of $4,936 for the 3 months ended November 30, 2009 compared to $3,578 For the 3 months ended November 30, 2008. The company continued to have no source of revenues or any other income for the period. We have no revenues and have only achieved losses since inception.

From inception to November 30, 2009 we have incurred losses of $ 23,200. The principal components of our losses for this period as above were regulatory compliance in addition to general and administration expense.

OPERATING EXPENSES. For the 3 months ended November 30, 2009, our total expenses were $4,936, which were represented by $936 for general and administrative expenses and $4,000 for professional fees. Our loss from operations and net loss was also $4,936 for the period ended November 30, 2009. This is in comparison to the 3 months ended November 30, 2008, where our total expenses were $3,578 which was represented by $3,578 in general and administration expenses.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2009. This assessment was based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of November 30, 2009 the Company's internal control over financial reporting was effective based on those criteria.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

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

                                        Xtrasafe, Inc.


                                        BY: /s/ Daniel Baker
                                        -------------------
                                        Daniel Baker

                                        President, Treasurer,
                                        principal executive officer,
                                        principal financial and accounting
                                        officer and sole Director

                                        Dated:  January 12, 2010