Form 10-Q
period 2010-02-28
XtraSafe, Inc.
filed 2010-04-14
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-153762

XTRASAFE, INC.
(Exact name of registrant as specified in its charter)

7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Address of principal executive offices) (Zip Code)

702-562-4315
(Registrant's telephone number, including area code)

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,450,000 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2010.

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1. Financial Statements
Balance Sheets February 28, 2010 (unaudited), and August 31, 2009	3
Statements of Operations (unaudited) for the three and six-month periods ended
February 28, 2010 and 2009, and for the period from inception
on June 5, 2008 to February 28, 2010.	4
Statements of Cash Flows (unaudited) for the six-month periods ended
February 28, 2010 and 2009, and for the period from inception
on June 5, 2008 to February 28, 2010.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3 Quantitative and Qualitative Disclosures About Market Risk	11
Item 4 Controls and Procedures	11

PART II – Other Information

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. (Removed and Reserved)	12
Item 5. Other Information	12
Item 6. Exhibits	12

Item 1.  Financial Statements.
XTRASAFE, INC.
 (A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$-	$11,989

Total Current Assets	-	11,989

Total Assets	$-	$11,989

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$1,753

Total Current Assets	-	1,753

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
10,950,000 shares issued at
February 28, 2010 and August 31, 2009	10,950	10,950
Paid-In Capital	17,550	17,550
Deficit Accumulated Since Inception of the Development Stage	(28,500)	(18,264)

Total Stockholders' (Deficit) Equity	-	10,236

Total Liabilities and Stockholders' Equity	$-	$11,989

The accompanying notes are an integral part of these financial statements.

XTRASAFE, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		5-Jun-08
	Ended		Ended		(Inception) to
	February 28,		February 28,		28-Feb
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Professional Expenses	$1,750	-	$5,750	-	$14,775
General and Administrative	$3,550	$1,780	$4,486	$5,358	$13,725

Net Loss from Operations	(5,300)	(1,780)	(10,236)	(5,358)	(28,500

Net Loss	(5,300)	(1,780)	(10,236)	(5,358)	(28,500

Basic and Diluted
Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding	$10,950,000	$9,021,667	$10,950,000	$9,010,773

The accompanying notes are an integral part of these financial statements.

XTRASAFE, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 5, 2008
	For the Six Months Ended		(Inception) to
	February 28,		February 28
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,236)	$(5,358)	$(28,500)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(1,753)	3,500	-
Net Cash Used in Operating Activities	(11,989)	(1,858)	(28,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	19,500	28,500
Net Cash Provided by Financing Activities	-	19,500	28,500

Net (Decrease) Increase in Cash and Cash Equivalents	(11,989)	17,642	-
Cash and Cash Equivalents at Beginning of Period	11,989	8,880	-
Cash and Cash Equivalents at End of Period	$-	$26,522	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

XTRASAFE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Xtrasafe, Inc. (A Development Stage Company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

Xtrasafe, Inc. (A Development Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.  On February 25, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 9,000,000 shares of common stock of the Company to Depinder (David) Grewal.

Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

Nature of Operations

The Company has no products or services as of February 28, 2010.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Xtrasafe, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009 has been omitted.  The results of operations for the three and six-month periods ended February 28, 2010 are not necessary indicative of results for the entire year ending August 31, 2010.

XTRASAFE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $28,500 for the period from June 5, 2008 (inception) to February 28, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations.    However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Operations.  Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

XTRASAFE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development and Development Costs

On June 5, 2008, the Company was formed and has conducted only minimal administrative activities.  The Company has been in the development stage since inception and has not yet realized any revenue from its planned operations.  The Company was incorporated in the state of Florida under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

NOTE 2 – SUBSEQUENT EVENTS

Share Cancelation

On March 24, 2010, Mr. Grewal, the owner of  9,000,000 shares of common stock of the Company  returned 4,500,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company has 6,450,000 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considers more in line with the Company’s current business plans.

Following the share cancellation, Mr. Grewal owns 4,500,000 common shares, or 70%, of the remaining 6,450,000 issued and outstanding common shares of the Company.

Oil Well Acquisition

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor CDN $6,060 (USD $6,050) including taxes and closing costs.  The underlying property lease is with the Alberta provincial government which has granted a petroleum and natural gas lease to the Vendor.

Share Issuance

Also on April 12, 2010 the Company closed a private placement of 250,000 common shares at $0.20 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations..

The following discussion should be read in conjunction with the financial statements of Xtrasafe, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended August 31, 2009 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Xtrasafe, Inc. (A Development Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.  On February 25, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 9,000,000 shares of common stock of the Company to Depinder (David) Grewal.

Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On March 24, 2010, Mr. Grewal returned 4,500,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company has 6,450,000 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Grewal owns 4,500,000 common shares, or 70%, of the remaining 6,450,000 issued and outstanding common shares of the Company.

Effective as of March 26, 2010 the Board of Directors of the Company elected Vivek Warrier as a director of the Company.

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor CDN $6,060 (USD $6,050) including taxes and closing costs.  The underlying property lease is with the Alberta provincial government which has granted a petroleum and natural gas lease to the Vendor.

Also on April 12, 2010 the Company closed a private placement of 250,000 common shares at $0.20 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore various options for obtaining funding.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary expertise for any work being conducted.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. Even with the $50,000 raised by the Company on April 12, 2010, we anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Development program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Development program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Overview

From June 5, 2008 (inception) to February 28, 2010 we have incurred losses of $28,500. The principal components of our losses for this period were regulatory compliance and general and administrative expense relating to office expenses.

Revenues

 We have no revenues and have only achieved losses since inception. For the period from June 5, 2008 (inception) to the period ended February 28, 2010 we did not generated any revenues from our operations.

Operating Expenses

For the six-months ended February 28, 2010 our net loss was $10,236 compared to $5,358 for the corresponding period in 2009.  Expenses have increased in the current period due to an increased level of regulatory compliance.  Expenses in both periods related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

For the three-months ended February 28, 2010 our net loss was $5,300 compared to $1,780 for the corresponding period in 2009.  Expenses have increased in the current period due to an increased level of regulatory compliance.  Expenses in both periods related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

Liquidity and Capital Resources

We did not have any cash as of February 28, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$15,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended February 28, 2010 was $11,989 compared to $1,858 during the six-months ended February 28, 2009.  The increase was largely due to an increase in the net loss to $10,236 in 2010 compared to $5,358 in 2009.  In addition, there was an outflow of $1,753 from the reduction in accounts payable and accrued liabilities in 2010 while in 2009 there was an inflow of $3,500 from an increase in accounts payable and accrued liabilities.  In 2009 the company had a cash inflow from the sale of common stock of $19,500 while in 2010 there were no financing activities.  There were no investing activities for either of the six-months ended February 28, 2010 or 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $28,500 for the period from June 5, 2008 (inception) to February 28, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the August 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material  information  relating  to  the  Company  is  recorded, processed,  summarized, and reported in a  timely  manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31.1 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010 XTRASAFE, INC. By: /s/ Depinder Grewal Depinder Grewal President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)