Form 10-Q
period 2010-05-31
Titan Oil & Gas, Inc.
filed 2010-07-13
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended May 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-153762

TITAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Address of principal executive offices) (Zip Code)

702-562-4315
(Registrant's telephone number, including area code)

__________________________Xtrasafe, Inc.______________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,700,000 shares of common stock, $0.001 par value, issued and outstanding as of July 12, 2010.

Item 1.  Financial Statements.
TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$32,200	$11,989
Prepaid expenses	1,494	-

Total Current Assets	33,694	11,989
Oil and Gas Property Interests (note 2)	15,915	-

Total Assets	$49,609	$11,989

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$26,297	$1,753

Total Current Assets	26,297	1,753

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
6,700,000 shares issued at May 31, 2010
(10,950,000 shares issued at August 31, 2009)	6,700	10,950
Paid-In Capital	71,800	17,550
Deficit Accumulated Since Inception of the Exploration Stage	(55,188)	(18,264)

Total Stockholders' Equity	23,312	10,236

Total Liabilities and Stockholders' Equity	$49,609	$11,989

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 5, 2008
	Ended		Ended		(Inception) to
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Professional Expenses	16,178	-	21,928	-	30,953
General and Administrative	10,510	10,943	14,996	16,301	24,235

Net Loss from Operations	(26,688)	(10,943)	(36,924)	(16,301)	(55,188)

Net Loss	$(26,688)	$(10,943)	$(36,924)	$(16,301)	$(55,188)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	7,757,065	10,950,000	9,873,993	9,664,286

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 5, 2008
	For the Nine Months Ended		(Inception) to
	May 31,		May 31
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(36,924)	$(16,301)	$(55,188)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Change in Operating Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses	(1,494)	-	(1,494)
Increase (Decrease) in Accounts Payable	8,629	-	10,382
Net Cash Used in Operating Activities	(29,789)	(16,301)	(46,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and Gas Property Interests	-	-	-
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	50,000	19,500	78,500
Net Cash Provided by Financing Activities	50,000	19,500	78,500

Net (Decrease) Increase in Cash and Cash Equivalents	20,211	3,199	32,200
Cash and Cash Equivalents at Beginning of Period	11,989	8,880	-
Cash and Cash Equivalents at End of Period	$32,200	$12,079	$32,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to oil and gas property interests	$15,915	$-	$15,915

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (An Exploration Stage Company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (An Exploration Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

On February 25, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 9,000,000 shares of common stock of the Company to David Grewal. Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On March 24, 2010, Mr. Grewal, the owner of 9,000,000 shares of common stock of the Company  returned 4,500,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 6,450,000 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considered more in line with the Company’s business plans at that time.

On April 19, 2010, Mr. Grewal, as the holder of 4,500,000 (representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.

Nature of Operations

The Company has no products or services as of May 31, 2010.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  The Company has acquired a 2.51255% working interest in an oil well located in Alberta, Canada.  In addition, the Company has acquired the petroleum and natural gas rights to a total of 246 acres of land located in Saskatchewan, Canada.  The Company has not received any revenue from these assets at May 31, 2010.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009 has been omitted.  The results of operations for the three and nine-month periods ended May 31, 2010 are not necessary indicative of results for the entire year ending August 31, 2010.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $55,188 for the period from June 5, 2008 (inception) to May 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations.    However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
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

Oil and Gas Property Payments and Exploration Costs

The Company follows the full cost method of accounting for natural gas and oil operations.  Under the full cost method all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. The Company’s current cost center is located in Canada. Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers.  The Company has adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves.  Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of:  (i) the after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on currents costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – OIL AND GAS PROPERTY INTERESTS

Oil Well Acquisition

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor CDN $6,060 (USD $6,043) including taxes and closing costs.  The underlying property lease is with the Alberta provincial government which has granted a petroleum and natural gas lease to the Vendor.

Saskatchewan Property Acquisition

On April 15, 2010 the Company acquired an interest in two Petroleum and Natural Gas Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate CDN $9,903 (USD $9,873) and the purchase price includes the first year’s aggregate annual lease payments of CDN $396 (USD $394).  The total area covered by the Registrant’s portion of the Leases is 246 acres.  The interests in the Leases were acquired through a public land auction process held on a regular basis by the Saskatchewan provincial government.

NOTE 3 – SHARE CAPITAL

Share Issuance

On April 12, 2010 the Company closed a private placement of 250,000 common shares at $0.20 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

NOTE 4 – SUBSEQUENT EVENTS

On July 6, 2010 the Company adopted a resolution to split the Company’s common stock.  The Board of Directors has approved an 1:8 forward stock split.  The record and payment dates of the forward split are still to be determined but the Company expects to complete the regulatory approval process in July.  All of the common shares issued and outstanding on the record date will be split.  The completion of the stock split is contingent upon the Company receiving regulatory approval.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations..

The following discussion should be read in conjunction with the financial statements of Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated Exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended August 31, 2009 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (An Exploration Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers (Hospitals, Colleges and Universities, and Assisted Living Facilities) throughout the United States.

On February 25, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 9,000,000 shares of common stock of the Company to David Grewal. Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On March 24, 2010, Mr. Grewal returned 4,500,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company had 6,450,000 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considered more in line with the Company’s business plans at that time.  Following the share cancellation, Mr. Grewal owns 4,500,000 common shares, or 67%, of the remaining 6,700,000 issued and outstanding common shares of the Company.

Effective as of March 26, 2010 the Board of Directors of the Company elected Vivek Warrier as a director of the Company.

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor CDN $6,060 (USD $6,043) including taxes and closing costs.  The underlying property lease is with the Alberta provincial government which has granted a petroleum and natural gas lease to the Vendor.

Also on April 12, 2010 the Company closed a private placement of 250,000 common shares at $0.20 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

On April 15, 2010 the Company acquired an interest in two Petroleum and Natural Gas Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate CDN $9,903 (USD $9,873) and the purchase price includes the first year’s aggregate annual lease payments of CDN $396 (USD $394).  The total area covered by the Registrant’s portion of the Leases is 246 acres.  The interests in the

Leases were acquired through a public land auction process held on a regular basis by the Saskatchewan provincial government.

On April 19, 2010, Mr. Grewal, as the holder of 4,500,000 (representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.

On July 6, 2010 the Company adopted a resolution to split the Company’s common stock.  The Board of Directors has approved an 1:8 forward stock split.  The record and payment dates of the forward split are still to be determined but the Company expects to complete the regulatory approval process in July.  All of the common shares issued and outstanding on the record date will be split.  The completion of the stock split is contingent upon the Company receiving regulatory approval.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore various options for obtaining funding.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary expertise for any work being conducted.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. Even with the $50,000 raised by the Company on April 12, 2010, we anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

Oil and Gas Property Interests

Our current properties are without known resources or reserves of natural gas or oil.  The Company is an exploration stage company and there is no assurance that a commercially viable oil or gas deposit exists on any of our properties. Further evaluation will be required on each property before a final evaluation as to the economics and legal feasibility of any property is determined.

Overview

From June 5, 2008 (inception) to May 31, 2010 we have incurred losses of $55,188. The principal components of our losses for this period were regulatory compliance, and general and administrative expense relating to office expenses.

Revenues

We have no revenues and have only achieved losses since inception. For the period from June 5, 2008 (inception) to the period ended May 31, 2010 we did not generated any revenues from our operations.

Operating Expenses

For the nine-months ended May 31, 2010 our net loss was $36,924 compared to $16,301 for the corresponding period in 2009.  Expenses have increased in the current period due to legal and filing fees related to the Company’s name change and to an increased level of regulatory compliance.  Expenses in both periods related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

For the three-months ended May 31, 2010 our net loss was $26,688 compared to $10,943 for the corresponding period in 2009.  Expenses have increased in the current period due to legal and filing fees related to the Company’s name change and to an increased level of regulatory compliance.  Expenses in both periods related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

Liquidity and Capital Resources

We had a cash balance of $32,200 as of May 31, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$30,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$20,000 for the initial assessment of our Saskatchewan properties.

Net cash used in operating activities during the nine-months ended May 31, 2010 was $29,789 compared to $16,301 during the nine-months ended May 31, 2009.  The increase was largely due to an increase in the net loss to $36,924 in 2010 from $16,301 in 2009.  Partially offsetting the increased net loss was an inflow of $8,629 from an increase in accounts payable and accrued liabilities in 2010 while in 2009 there was no cash flow impact from changes in accounts payable and accrued liabilities.  There was $50,000 and $19,500 received in 2010 and 2009 respectively from the sale of common stock.  There were no investing activities for either of the nine-months ended May 31, 2010 or 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $55,188 for the period from June 5, 2008 (inception) to May 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

On April 19, 2010, the Company received a written consent in lieu of a meeting of shareholders (the “Written Consent”) from the holder of 4,500,000 (representing 70%) of the issued and outstanding shares of our Common Stock adopting resolutions which authorized the Company to (a) act on a proposal to change the Xtrasafe’s state of incorporation from Florida to Nevada by the merger of Xtrasafe with and into its wholly-owned subsidiary, Titan Oil & Gas Inc., a Nevada corporation (“Titan Oil & Gas Inc.”) and (b) change the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas Inc.” The action was approved by FINRA on June 30, 2010 and our new symbol on the Over the Counter Bulletin Board is TNGS.

Item 6. Exhibits.

Exhibit 2.1                      Agreement and Plan of Merger of XtraSafe, Inc. and Titan Oil & Gas, Inc.*

Exhibit 3.1                      Articles of Incorporation of Titan Oil & Gas, Inc.*

Exhibit 3.2                      Bylaws of Titan Oil & Gas, Inc.*

Exhibit 31.1 – Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Attached as appendices to the Schedule 14C filed by the Company with the Securities and Exchange Commission on May 6, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July12, 2010 TITAN OIL & GAS, INC. By: /s/ Depinder Grewal Depinder Grewal President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)