Form 10-K
period 2010-08-31
Titan Oil & Gas, Inc.
filed 2010-12-08
CIK 1446414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

Commission file number: 333-153762

TITAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2780766
(State of incorporation)	(I.R.S. Employer Identification No.)

7251 West Lake Mead Boulevard, Suite 300
Las Vegas, Nevada 89128
(Address of principal executive offices)

(702) 562-4315
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as February 28, 2010 was approximately $488,000.

The number of shares of the issuer’s common stock issued and outstanding as of December 8, 2010 was 53,760,000 shares.

Documents Incorporated By Reference:  None

i

Oil and Gas Glossary

Adsorption: The accumulation of gases, liquids, or solutes on the surface of a solid or liquid.

Basin: A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Banff Formation: It is a stratigraphical unit of Devonian age in the Western Canadian Sedimentary Basin.

Coal: A carbon-rich rock derived from plant material (peat).

Development: The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Drilling: The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, re-drilling or reconditioning of a well.

Drilling Logs: Recorded observations made of rock chips cut from the formation by the drill bit, and brought to the surface with the mud, as well as rate of penetration of the drill bit through rock formations. Used by geologists to obtain formation data.

Exploration: The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

Fracturing: The application of hydraulic pressure to the reservoir formation to create fractures through which oil or gas may move to the wellbore.

Mannville Formation: It is a stratigraphical unit of Cretaceous age in the Western Canadian Sedimentary Basin.

Methane: The simplest of the various hydrocarbons and is the major hydrocarbon component of natural gas, and in fact is commonly known as natural gas. It is colorless, odorless, and burns efficiently without many byproducts.

Milk River Formation: A near- shore to terrestrial sedimentary unit deposited during the Late Cretaceous period in southern Alberta.

Mineral Lease: A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land.

Mississippian Period: The period beginning about 359 million years ago and ending about 318 million years ago.

PN&G: Petroleum and Natural Gas.

Permeability: A measure of the ability of a rock to transmit fluid through pore spaces.

Reserves: Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir: The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Stratigraphy: A branch of geology that studies rock layers and layering (stratification). It is primarily used in the study of sedimentary and layered volcanic rocks.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Titan Oil & Gas, Inc. (the “Company”, “Titan”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business.

Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (An Exploration Stage Company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  Currently we are principally a company engaged in the acquisition and exploration of oil and gas properties.

On February 25, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 72,000,000 shares of common stock of the Company to Depinder Grewal.  Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On March 24, 2010, Mr. Grewal returned 36,000,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company had 51,600,000 shares issued and outstanding, a number that Mr. Grewal, who was at the time also a director of the Company, considered more in line with the Company’s business plans at that time.  Following the share cancellation, Mr. Grewal owned 36,000,000 common shares, or at the time 70%, of the remaining 51,600,000 issued and outstanding common shares of the Company.

Effective as of March 26, 2010 the Board of Directors of the Company elected Vivek Warrier as a director of the Company.

On April 12, 2010 the Company closed a private placement of 2,000,000 common shares at $0.025 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

Also, on April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.

In addition, on April 12, 2010 the Company acquired an interest in two Petroleum and Natural Gas (“PN&G”) Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Registrant’s portion of the Leases is 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.

On April 19, 2010, Mr. Grewal, as the holder of 36,500,000 (at the time representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.

On July 6, 2010 the Company adopted a resolution to split the Company’s common stock.  The Board of Directors approved a 1:8 forward stock split.   The record and payment dates of the forward split were July 22 and July 23, 2010, respectively.   All of the common shares issued and outstanding on July 22, 2010 were split.   All references to share and per share amounts have been restated in this form 10-K to reflect the split.

Effective as of August 1, 2010 the Board of Directors of the Company elected Jack Adams as a director of the Company.

On August 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Currently, 550,000 options have been granted under the 2010 Plan at an exercise price of $0.26 per share.

On August 18, 2010 the Company closed a private placement of 160,000 common shares at $0.50 per share for a total offering price of $80,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to one non-U.S. person.

On August 19, 2010 the Company acquired an interest in one Petroleum and Natural Gas (“PN&G) Lease (the “Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the Lease is 256 hectares

Between September 2 and 30, 2010 the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,052.

Effective as of September 13, 2010 the Board of Directors of Titan elected Mr. Jarnail Dhaddey President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.  Also effective as of September 13, 2010 Mr. Depinder Grewal resigned as President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.

Business Operations

Titan Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties.

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.

Also on April 12, 2010 the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Registrant’s portion of the Leases is 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

On August 19, 2010 the Company acquired an interest in one PN&G Lease (the “Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the Lease is 256 hectares.  The interest in the Lease was acquired through a public land sale process held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

 Between September 2 and 30, 2010 the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,052.

All of the Company’s Leases are subject to royalties payable to the governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula.   The leases are renewable if certain conditions are met.  For all of its leased properties, the Company has obtained the Petroleum and Natural Gas rights only.

Financing

On April 12, 2010 the Company closed a private placement of 2,000,000 common shares at $0.025 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

On August 18, 2010 the Company closed a private placement of 160,000 common shares at $0.50 per share for a total offering price of $80,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to one non-U.S. person.

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

Competition

The oil and gas exploration industry is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies that have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Government Regulation

Development, production and sale of natural gas and oil in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  The oil and gas properties currently leased by the Company are owned by either the Province of Alberta or Saskatchewan and are managed by the respective Departments of Energy.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  Matters subject to regulation include:

• location and density of wells;
• the handling of drilling fluids and obtaining discharge permits for drilling operations;
• accounting for and payment of royalties on production from state, federal and Indian lands;
• bonds for ownership, development and production of natural gas and oil properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries and we are not part of a group.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

This investment has a high degree of risk.  Before you invest you should carefully consider the risks and uncertainties described below and the other information included in this form 10-K.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.  This means you could lose all or a part of your investment.

RISKS RELATING TO OUR COMPANY

1.
We are an exploration stage company, with limited operating history in oil and gas exploration and we have focused primarily on establishing our operations, all of which raises substantial doubt as to our ability to successfully develop profitable business operations and makes an investment in our common shares very risky.

On April 19, 2010, our principal shareholder provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010. As a result we have only recently commenced oil and gas exploration operations.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have yet to generate any revenues from operations and have been focused on organizational, start-up, property acquisition, and fund raising activities. Since we have not generated any revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or strategic arrangement with a third party in order to continue our business operations.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

• our ability to raise adequate working capital;
• success of our exploration and development;
• demand for natural gas and oil;
• the level of our competition;
• our ability to attract and maintain key management and employees; and

• our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable and may never even generate any revenue, which make our common shares a less attractive investment and may harm the trading of our common shares, if a market ever develops.

2.
The field of oil and gas exploration is difficult to predict because of technological advancements and market factors, which factors our management may not correctly assess and it may make it difficult for investors to sell their our common shares.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

Our Management may incorrectly estimate projected occurrences and events within the timetable of our business plan, which would have an adverse effect on our results of operations and, consequently, make our common shares a less attractive investment and harm the future trading of our common shares trading on the OTC Bulletin Board.  Investors may find it difficult to sell their shares on the OTC Bulletin Board should a market ever develop for our shares.

3.
Because we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will need to raise a substantial amount of additional capital in order to fund our operations for the next twelve months and in order to develop our properties and acquire and develop new properties.  If the prospects for our properties are not favorable or the capital markets are tight, we would not be able to raise the necessary capital and we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Cash on hand is insufficient to fund our anticipated operating needs of approximately $96,000 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations for the next twelve months and in order to explore our leased properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

4.
Even if we discover unconventional tight gas on our properties, a great deal more effort has to be put into extracting gas from a tight formation than a conventional natural gas deposit, where once drilled, the gas can usually be extracted quite readily, and easily.  Several techniques exist that allow natural gas to be extracted, including fracturing and acidizing, however, these techniques are very costly.  Accordingly, we will require substantial additional capital to fund our operations and should we fail to do so, we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Currently, we are focused primarily on exploring our properties to determine the potential for hosting natural gas in the form of unconventional tight gas.  Unconventional tight gas is stuck in very tight formations underground, trapped in unusually impermeable, hard rock, or in a sandstone or limestone formations that are unusually impermeable and non-porous (tight sand).  We have no revenues, and we do not have any plan to generate revenue unless and until our exploration program is successful in finding productive wells.  However, even if we discover unconventional tight gas on our properties, a great deal more effort has to be put into extracting gas from a tight formation than a conventional natural gas deposit, where once drilled, the gas can usually be extracted quite readily, and easily.  Several techniques exist that allow natural gas to be extracted, including fracturing and acidizing, however, these techniques are very costly.  Accordingly, we will require substantial additional capital to fund our operations.  Because we currently do not have any cash flow from operations, we will need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected.  In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

5.
We are heavily dependent on contracted third parties.  The inability to identify and obtain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We are dependent on the continued contributions of third party contractors whose knowledge and technical expertise is critical for future of the Company.  Our success is also heavily dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not currently have any long-term consulting agreements in place with third parties under which we can ensure that we will have sufficient expertise to undertake our planned exploration program.  If we were unable to obtain the services of third party contractors our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

6.
Volatility of oil and gas prices and markets, over which we have no control, could make it difficult for us to achieve profitability and investors are likely to lose their investment in our common shares.

Our ability to achieve profitability is substantially dependent on prevailing prices for natural gas and oil.  The amounts of, and price obtainable for, any oil and gas production that we achieve will be affected by market factors beyond our control.  If these factors are not favorable over time to our financial interests, it is likely that owners of our common shares will lose their investments. Such factors include:

• worldwide or regional demand for energy, which is affected by economic conditions;
• the domestic and foreign supply of natural gas and oil;
• weather conditions;
• domestic and foreign governmental regulations;
• political conditions in natural gas and oil producing regions;
• the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
• the price and availability of other fuels.

7.
Drilling wells is speculative, often involving significant costs that are difficult to project and may be more than our estimates, unsuccessful drilling of wells or successful drilling of wells that are, nonetheless, unprofitable, any one of which is likely to reduce the profitability of our business and negatively affect our results of operations.

Exploration and the development of oil and natural gas properties involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives.  The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services.  Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties.  Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment.  Exploratory wells bear a much greater risk of loss than development wells.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic and the results of our operations will be negatively affected as well.

8.	The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our exploration, development, and exploitation activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical.

The natural gas and oil business involves a variety of operating risks, including:

• fires;
• explosions;
• blow-outs and surface cratering;
• uncontrollable flows of oil, natural gas, and formation water;
• natural disasters, such as hurricanes and other adverse weather conditions;
• pipe, cement, or pipeline failures;
• casing collapses;
• embedded oil field drilling and service tools;
• abnormally pressured formations; and
• environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

• injury or loss of life;
• severe damage to and destruction of property, natural resources and equipment;
• pollution and other environmental damage;
• clean-up responsibilities;
• regulatory investigation and penalties;
• suspension of our operations; and
• repairs to resume operations.

9.
If we commence drilling, we do not currently have any contracts with equipment providers, we may face the unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services which could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget and, as a result, negatively impact our financial condition and results of operations.

If we commence drilling, shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could negatively impact our financial condition and results of operations.  Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry.  Increased drilling activity in these areas may also decrease the availability of rigs.  We do not currently have any contracts with providers of drilling rigs and, consequently we may not be able to obtain drilling rigs when we need them.  Therefore, our drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

10.	We are subject to complex laws and regulations, including environmental regulations, which can significantly increase our costs and possibly force our operations to cease.

If we commence drilling and experience any leakage of crude oil and/or gas from the subsurface portions of a well, our gathering system could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of a well, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries.  In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Development, production and sale of natural gas and oil in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  Matters subject to regulation include:

• location and density of wells;
• the handling of drilling fluids and obtaining discharge permits for drilling operations;
• accounting for and payment of royalties on production from state, federal and Indian lands;
• bonds for ownership, development and production of natural gas and oil properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

11.	The potential profitability of oil and gas ventures depends upon various factors beyond the control of our company, which may materially affect our financial performance.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

12.
Our auditors’ opinion in our August 31, 2010 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.   We will need to raise additional capital in order to fund our operations for the next twelve months, and if we fail to raise such capital investors may lose some or all of their investment in our common shares.

We have incurred net losses of $75,552 from June 5, 2008 (inception) to August 31, 2010.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in order to fund our operations for the next twelve months.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

13.	If we do not maintain the property lease payments on our properties, we will lose our interests in the properties as well as losing all monies incurred in connection with the properties.

We have seven PN&G leases in Alberta and two in Saskatchewan, Canada.  Our leases require annual lease payments to the respective Alberta and Saskatchewan provincial governments.  See Item 2 of this Form 10-K for a more detailed description of the property obligations.  If we do not continue to make the annual lease payments, we will lose our ability to explore and develop the properties and we will not retain any kind of interest in the properties.

14.
We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in locating and commercializing oil and natural gas reserves and, as a result, we may fail in our ability to maintain or expand our business.

The natural gas and oil market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

15.	We expect losses to continue in the next 12 months because we have no oil or gas reserves and, consequently, no revenue to offset losses.

Based upon the fact that we currently do not have any oil or gas reserves, we expect to incur operating losses in next 12 months.  The operating losses will occur because there are expenses associated with the acquisition of, and exploration of natural gas and oil properties which do not have any income-producing reserves.  Failure to generate revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

16.
Since our directors work for other natural resource exploration companies, their other activities for those other companies may involve a conflict of interest with regard to their time, could slow down our operations or negatively affect our profitability.

Our sole officer and three directors are not required to work exclusively for us and do not devote all of their time to our operations.  In fact, our directors work for other natural resource exploration companies.  Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by such other companies.  Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected that each of our directors will devote approximately 1 hour per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed.

17.	Our principal shareholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 67% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership, our principal shareholder is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our principal shareholder to sell or otherwise dispose of all or a part of his shareholdings could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  The controlling shareholder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

18.
We have no employees and our only officer works one day per week on our business and our directors work only one hour per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees, our only officer works on our business one day per week and our directors each spends one hour a week on our business.  With practically no personnel, we have a limited ability to monitor our operations, such as the progress of oil and gas exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

RISKS RELATING TO OUR COMMON SHARES

19.	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 common shares, of which 53,760,000 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

20.
Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than USD $5.00 per share or with an exercise price of less than USD $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

21.	Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

22.	We may become a passive foreign investment company, or PFIC, which could result in adverse U.S. tax consequences to U.S. investors.

If we are a “passive foreign investment company” or “PFIC” as defined in Section 1297 of the Code, U.S. Holders will be subject to U.S. federal income taxation under one of two alternative tax regimes at the election of each such U.S. Holder. Section 1297 of the Code defines a PFIC as a corporation that is not formed in the United States and either (i) 75% or more of its gross income for the taxable year is “passive income”, which generally includes interest, dividends and certain rents and royalties or (ii) the average percentage, by fair market value (or, if we elect, adjusted tax basis), of its assets that produce or are held for the production of “passive income” is 50% or more.  Whether we are a PFIC in any year and the tax consequences relating to PFIC status will depend on the composition of our income and assets, including cash. U.S. Holders should be aware, however, that if we become a PFIC, we may not be able or willing to satisfy record-keeping requirements that would enable U.S. Holders to make an election to treat us as a “qualified electing fund” for purposes of one of the two alternative tax regimes applicable to a PFIC, which would result in adverse tax consequences to our shareholders who are U.S. citizens.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties.

Corporate Office

We currently maintain our corporate office on a one-year lease basis at 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Lease Information

The Company’s oil and gas properties are comprised of seven Petroleum & Natural Gas (“PN&G”) leases with the government of the province of Alberta, Canada and two PN&G leases with the province of Saskatchewan, Canada.  All of the interests in the leases were acquired through a public land sale process held on a regular basis by the provinces of Alberta and Saskatchewan respectively.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the respective government the bid price and enters into a formal lease with the government.  The lease is for a 5 year term with a commencement date equal to the date of acquisition, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The leases are renewable if certain conditions are met.  All leases require the payment of the first year’s minimum annual lease payments at the time of acquisition.  In general, minimum annual lease payments are CDN $3.50 (USD $3.29) per hectare.  All of the Company’s leases are subject to royalties payable to the respective provincial governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula.

Unconventional Tight Gas Sands Background

Canada has large deposits of natural gas in rock formations that are especially difficult and expensive to produce. The gas in these difficult-to-produce formations is often referred to as “unconventional”. Most commonly, the formations are low permeability, or “tight” sandstones and limestones, coal seams, organic shales, or interbedded combinations of these formations.

Unconventional gas is found in virtually all Canadian sedimentary basins with the gas resource estimated at over 60 trillion cubic metres. Over the last several decades, new technologies have allowed it to be commercially developed.  Between 20% and 30% of Canada's current natural gas production is unconventional. In the United States, unconventional gas accounts for over 40% of gas production.

Tight sandstones and limestones are Canada's most important unconventional gas resource in terms of production. A recent study, funded in part by the Canadian government, indicates that between 85 and 113 million cubic metres per day of Canada's gas production is from tight gas formations. Historically, it has not been the practice in Canada to distinguish between conventional and unconventional gas production from sandstones and limestones. Over the last decade or so, the contribution of tight zones to production has been increasingly recognized and targeted for development.

Significant tight gas production occurs in shallow gas plays in Alberta, and the deep basin of Alberta.  Over the years there has been significant success in accessing natural gas locked in these tight gas reservoirs primarily through the application of horizontal drilling technology.  As conventional sandstones and limestones continue to decline in production, these tight formations will become increasingly important as industry currently shows a high level of interest in this play.

Southeast Alberta Properties

R18
R13
R8
T27
T27
Atlee Buffalo
T22
T22
Eyremore
T17
T17
Retlaw
City of
Medicine Hat
T12
T12
North
City of
Lethbridge
Bow Island
Taber
T7
T7
R19
R14
R9
R4W4

Titan Oil and Gas Ltd.

Attachment No. 1

Circles are Titan Land Locs

Created in AccuMap™ Product of IHS Datum: NAD27 Vol. 20 No. 10, Oct 19 2010 (403) 770-4646 Copyright © 1993-2010	Author: WCB Date: November 2, 2010 File: Show Map1.MAP Scale: 1 : 1000808 Projection: Stereographic Center: N50.43725 W111.75374
Grid Information: DLS: IHS Enhanced Grid NTS: Theoretical Grid FPS: Theoretical Grid US: IHS US Grid	DLS Version Information: AB: ATS 2.6 BC: PRB 2.0 SK: STS 2.5 MB: MLI07

Scale 1:1000808

0 Kilometers 40

0 Miles 20

Map of the Southeast Alberta Properties.  Red circles indicate the location of Titan’s interests.

Acquisition of Interests

On August 19, 2010 the Company acquired an interest in one PN&G Lease (the “Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the Lease is 256 hectares

Between September 2 and 30, 2010 the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,052.

Description and Location of the Southeast Alberta Properties

The Company has acquired the following leases:

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

August 19, 2010	Retlaw	1	256	CDN $896 / USD $842
September 2, 2010	Bow Island	1	256	CDN $896 / USD $842
September 2, 2010	Eyremore	1	256	CDN $896 / USD $842
September 2, 2010	Eyremore	1	256	CDN $896 / USD $842
September 16, 2010	Atlee Buffalo	1	256	CDN $896 / USD $842
September 30, 2010	Taber	1	256	CDN $896 / USD $842
September 30,2010	Bow Island	1	256	CDN $896 / USD $842
		7	1,792	CDN $6,272 / USD $5,894

Regional Geology

Alberta contains vast amounts of coal distributed throughout the southern Plains, Foothills, and Mountains.  Originally deposited in relatively flat-lying peat swamps, organic matter (peat) was buried by sediments derived from uplift (mountain building), in the west and gradually changed into coal with increasing heat and pressure of burial.  Over time, the coals were uplifted and partially eroded away, resulting in the present distribution of coal across the Plains.  Coal-bearing strata dip gently westward toward the Mountains where coals are folded and abruptly turn toward the surface to be exposed in the Foothills.

Coal typically occurs within a coal zone as discrete seams and/or packages with several thin and thick seams interbedded with non-coaly rock layers or beds.  A coal zone may be traceable over a large geographic area.  Coal zones are found in strata ranging in age from Late Jurassic (approximately 145 million years old) to Tertiary (approximately 65 million years old).

The oldest and deepest coals of the Alberta Plains belong to the Lower Cretaceous Mannville Group coals.  The Mannville coals are widely distributed across the Alberta Plains, are thick, continuous and contain some of the highest gas contents of any coals in the Alberta Plains.  Typically six or more seams with cumulative coal thickness ranging from 2 to 14 meters occur over a stratigraphic interval of 40 to 100 meters.  The thickest coals extend from southeast Grande Prairie in a widening wedge between Edmonton and Calgary to the Coronation area with coals occurring at depths ranging from about 800 meters to 2800 meters.

Upper Cretaceous through Tertiary-aged coal also occurs across the Plains with older coals being overlain by progressively younger rocks and coals.  Three coal zones are recognized within the Upper Cretaceous Belly River Group:  the McKay Coal Zone, near the base of the Belly River Group; the Taber Coal Zone, located in the middle; and the Lethbridge Coal Zone, at the top of the Belly River Group.  Compared to the Mannville coals, the overall thin coals and restricted lateral continuity of the Belly River Group coal seams have resulted in limited exploration efforts in these coals.

The rank of coal in Alberta ranges from very low (lignite) to high (anthracite).  Coal near the surface in the Plains is generally of sub-bituminous rank with lignite occurring in the north and northeast part of the Plains, and high volatile bituminous C in the northwest and southwest areas of the Plains.  Coal rank increases with burial depth.  In the Plains, coal rank increases towards the west as seams dip and become progressively deeper toward the mountains.  With increasing depth also comes increasing overburden pressure, which may restrict permeability.

To date, Horseshoe Canyon coals with relatively low gas contents, but with favourable fracturing are being successfully exploited for unconventional production in the south-central plains.  Mannville coals are showing potentially favourable amounts of fracturing and high gas contents in some locations are undergoing evaluation in the north central to central plains.

Exploration History and Geology of the Southeast Alberta Properties

Atlee- Buffalo

The Atlee-Buffalo land parcel A0350 4-08-023 6 is located in Section 6, Township 23, Range 8 West of the 4th Meridian and is approximately sixty miles north of Medicine Hat, Alberta, Canada. The land contains one abandoned well 6-6-23-8W4 which was drilled and the rig released on 1989-08-27 with total depth (TD) to the Banff formation of the Mississippian age. Shallow Milk River stringers run from 1090 to 1340 feet in depth. The Company owns all P&NG rights and there has been no production to date. The offset wells at 16-36-22-9W4 and 6-31-22-8W4 are producing from the Milk River formation at a current rate of 10 to15 and 25 to 30 mcf/d (thousand cubic feet per day) respectively. Regionally, production in the area has been from the Belly River, Colorado, Medicine Hat, and Second White Specks zones.

Bow Island

The two Bow Island land parcels A0027 4-10-010 23 and A0617 4-10-010-36 are located in Sections 23 and 25 both in Township 10, Range 10 West of the 4th Meridian and are approximately twenty miles southwest of Medicine Hat, Alberta, Canada. Section 23 contains one abandoned well while no wells have been drilled on section 25. The Company owns all P&NG rights and there has been no production from the lands to date. The abandoned well 7-23-10-10W4 was drilled and rig released on 1990-01-25 with TD in the Madison horizon.

The Bow Island formation, at 2486 to 2493 feet and from 2630 to 2650 feet, was identified as having potential production. The formation has been damaged and will require fracturing.
Regionally, production in the area has been from the Milk River, Medicine Hat and Second White Specks in the vicinity of the Company lands and as these are generally blanket sands should be considered for future development. New drilling in the region has been to the Sawtooth formation.

Eyremore

The two Eyremore land parcels A0041 4-18-017 20 and A0042 4-18-017-21 are located in Sections 20 and 21 in Township 18 Range 17 West of the 4th Meridian and are approximately forty-eight miles north of Lethbridge, Alberta, Canada. The two land parcels contain a total of eight producing gas wells which are producing from above the base of the Mannville formation. These eight wells are not Company gas wells as the lands acquired contain P&NG rights below the base of the Mannville.  All new wells that have their productive formation identified are producing from zones that are above the base of the Mannville.

Retlaw

The Retlaw land parcel A0407 4-18-014 09 is located in Section 9 Township 14 Range 18 West of the 4th Meridian and is approximately thirty miles northeast of Lethbridge, Alberta, Canada. The Company acquired P&NG rights below the base of the Mannville. The section contains one abandoned and one producing gas well however neither well penetrates to the zones acquired.
Regionally, production has been from the Mannville, Belly River, Arcs, Nisku, and Glaucautic zones.

Taber

The Taber land parcel A0613 4-16-009 22 is located in Section 22 Township 9 Range 16 West of the 4th Meridian and is located approximately thirty miles east of Lethbridge, Alberta, Canada. The land has one abandoned well 5-22-9-16W4 which was drilled and rig released on 1942-11-22. The existing logs are too old to be useful. The Company owns all P&NG rights. Regionally, newly drilled wells are located in a major Mannville field to the west of the Company land and have had production from the Mannville and Sawtooth formations.

Current State of Exploration

The Company has not undertaken any drilling on its properties.  There are abandoned wells on the Company’s properties drilled by former property owners.  In addition, there are producing wells on the Company’s properties but all production from these wells is owned by other companies as the production is from zones whose rights have been leased by other enterprises.  Drill log information from wells drilled on adjacent properties is publicly available. The Company has only recently begun its review of these data.

Geological Exploration Program

The Province of Alberta maintains a significant publicly-available database of drilling information from all wells drilled under leases issued by the provincial government.  Companies who drill on government land in Alberta are required to submit their drill results to the province.  Therefore, previous drilling undertaken on land adjacent to the Company’s holding, or drilling on the Company’s land by companies exploring for other resources (oil sands for example) are required to submit their drill log data to the Alberta government.  As a result, there is a large database of drill results available to the public.  The Company has only recently begun its initial review of the publicly available data to determine the potential of its properties for exploration.  The Company intends to undertake a more comprehensive review of this drill log data from surrounding properties in order to gain a better understanding of the exploration potential of its properties.  The Company does not currently have agreements in place with qualified geologists who can undertake this review.  Currently, the Company is attempting to engage consultants to perform the reviews.

The review of the data will include preparing detailed geological maps using existing drill log data with the aim of identifying potential drill targets and to obtain a better understanding of potential strategies for acquiring new land holdings.  The Company will not undertake any drilling in 2010, as the review of available information will take between twelve to eighteen months to complete commencing  January 2010.  Therefore, the Company is not expecting to undertake any drilling until at least 2011.

Saskatchewan Properties

Acquisition of Interests

On April 12, 2010 the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Registrant’s portion of the Leases is 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The term of the Leases is for 5 years, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

Description and Location of the Saskatchewan Properties

The Company has acquired the following leases:

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

April 12, 2010	SW 6 12 30 1	1	67.17	CDN $202 / USD $189
April 12, 2010	NW 22 14 30 1	1	64.75	CDN $194 / USD $183
		7	131.92	CDN $396 / USD $372

Both of the properties are located in the Estevan area of Southeastern Saskatchewan, Canada.

Exploration History and Geology of the Saskatchewan Properties

The geology of Saskatchewan can be divided into two main geological regions, the Precambrian Canadian Shield and the Phanerozoic Western Canadian Sedimentary Basin. Within the Precambrian shield exists the Athabasca sedimentary basin. Meteorite impacts have altered the natural geological formation processes. The prairies were most recently affected by glacial events in the Quaternary period.  The Bakken Formation is present over a large portion of southeastern Saskatchewan and ranges in thickness from zero to 30 m but is locally over 70 m thick when associated with salt collapse structures. It is subdivided into three members characterized by a middle siltstone to sandstone unit sandwiched between black organic-rich shales. In southeastern Saskatchewan, the Late Devonian to Early Misssissippian Bakken Formation is conformably overlain by grey, fossiliferous limestones of the Souris Valley (Lodgepole) Formation of Mississippian (Kinderhookian) age.  There have been no wells drilled on the Company’s Saskatchewan properties.

Current State of Exploration

The Company has not undertaken any exploration or drilling on its properties.  There are no known resources or reserves of oil or natural gas on the Company’s properties.

Geological Exploration Program

The Province of Saskatchewan maintains a significant publicly-available database of drilling information from all wells drilled under leases issued by the provincial government.  Companies who drill on government land in Saskatchewan are required to submit their drill results to the province.  Therefore, previous drilling undertaken on land adjacent to the Company’s holding, or drilling on the Company’s land by companies exploring for other resources (oil sands for example) are required to submit their drill log data to the Saskatchewan government.  As a result, there is a large database of drill results available to the public.  The Company intends to focus on its Southeast Alberta properties in the short term and as a result does not intend to undertake any significant exploration work on its Saskatchewan properties until at least 2011.

Alberta Well Interest

Acquisition of Interest

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.

Description and Location of the Alberta Well Interest

The underlying lease with the Alberta government is Crown Lease 0587090167 and is located at Township 49, Range 15 W5M: 7 with the well known as Apex et al Peco 100/06-07-049-15W5/00 (the “Well”).  The Well is located approximately 30 miles from Edson, Alberta, Canada.

Exploration History of the Alberta Well Interest

The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the well and currently the Well is not in production. Apex was the original operator but currently Harness Petroleum Inc. (“Harness”) the operator of the Well.

Current State of Exploration

To date there has been only minimal production from the well and currently the Well is not in production.

Geological Exploration Program

Harness is currently assessing the potential for future development of the Well.

Item 3.   Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s properties are not the subject of any pending legal proceedings.

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “TNGS.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending August 31, 2010 and August 31, 2009:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2010	Fourth Quarter	$0.60	$0.10
	Third Quarter	$0.0375	$0.025
	Second Quarter	$-	$-
	First Quarter	$-	$-
2009	Fourth Quarter	$-	$-
	Third Quarter	$-	$-
	Second Quarter	$-	$-
	First Quarter	$-	$-

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On December 4, 2010, there were approximately forty-one (41) holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

At August 31, 2010, the Company had 550,000 (2009 – nil) common stock options and nil warrants (2009 – nil) outstanding.  Each common stock option is convertible into one share of common stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of August 31, 2010, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of August 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2010 Stock Option Plan	5,000,000	$0.26	4,450,000

As of August 31, 2010, there were a total of 550,000 options granted under the 2010 Plan with an exercise price of $0.26 per share.

The following discussion describes material terms of grants made pursuant to the stock option plans:

On August 3, 2010, the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the grant of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the grant of stock options, the exercise prices, and the option terms are to be determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

Pursuant to the 2010 Plan, in order to exercise an option, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the 2010 Plan. The Committee may at any time discontinue granting options under the 2010 Plan or otherwise suspend, amend or terminate the 2010 Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

From March through April 2010, in a fully subscribed private placement, the Company offered and sold 2,000,000 shares of common stock at an offering price of $0.025 per share for total proceeds of $50,000.

From July through August, 2010, in a fully subscribed private placement, the Company offered and sold 160,000 shares of common stock at an offering price of $0.50 per share for total proceeds of $80,000.

All of the above transactions were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  All of the proceeds from the two private placements were used to acquire leases for oil and gas properties and for general working capital purposes.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

Overview

Titan Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties.

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.  The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the well and currently the Well is not in production. Apex was the original operator but currently Harness Petroleum Inc. (“Harness”) the operator of the Well.  There are no current plans to re-enter the Well.

Also on April 12, 2010 the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Registrant’s portion of the Leases is 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

On August 19, 2010 the Company acquired an interest in one PN&G Lease (the “Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the Lease is 256 hectares.  The interest in the Lease was acquired through a public land sale process held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

Between September 2 and 30, 2010 the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,052.

All of the Company’s leases are subject to royalties payable to the governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula. The leases are renewable if certain conditions are met.  For all of its current properties, the Company has obtained the Petroleum and Natural Gas rights only.

Plan of Operation

During the twelve-month period ending August 31, 2011, our objective is to continue to explore the properties subject to our PN&G leases.

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

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors and one officer, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending August 31, 2011.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Southeast Alberta Properties

The Province of Alberta maintains a significant publicly-available database of drilling information from all wells drilled under leases issued by the provincial government.  Companies who drill on government land in Alberta are required to submit their drill results to the province.  Therefore, previous drilling undertaken on land adjacent to the Company’s holding, or drilling on the Company’s land by companies exploring for other resources (oil sands for example) are required to submit their drill log data to the Alberta government.  As a result, there is a large database of drill results available to the public.  The Company has only recently begun its initial review of the publicly available data to determine the potential of its properties for exploration.  The Company intends to undertake a more comprehensive review of this drill log data from surrounding properties in order to gain a better understanding of the exploration potential of its properties.  The Company does not currently have agreements in place with qualified geologists who can undertake this review.  Currently, the Company is attempting to engage consultants to perform the reviews.

The review of the data will include preparing detailed geological maps using existing drill log data with the aim of identifying potential drill targets and to obtain a better understanding of potential strategies for acquiring new land holdings.  The Company will not undertake any drilling in 2010, as the review of available information will take between twelve to eighteen months to complete commencing  January 2010.  Therefore, the Company is not expecting to undertake any drilling until at least 2011.

Saskatchewan Properties

The Province of Saskatchewan maintains a significant publicly-available database of drilling information from all wells drilled under leases issued by the provincial government.  Companies who drill on government land in Saskatchewan are required to submit their drill results to the province.  Therefore, previous drilling undertaken on land adjacent to the Company’s holding, or drilling on the Company’s land by companies exploring for other resources (oil sands for example) are required to submit their drill log data to the Saskatchewan government.  As a result, there is a large database of drill results available to the public.  The Company intends to focus on its Southeast Alberta properties in the short term and as a result does not intend to undertake any significant exploration work on its Saskatchewan properties until at least 2011.

Alberta Well Interest

The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the well and currently the Well is not in production. Apex was the original operator but currently Harness Petroleum Inc. (“Harness”) the operator of the Well.  Harness is currently assessing the potential for future development of the Well.

Results of Operations

The Year Ended August 31, 2010 compared to the Year Ended August 31, 2009

Revenues

We did not earn any revenues during the year ended August 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Expenses

For the year ended August 31, 2010 our net loss was $57,288 compared to $18,144 for the corresponding period in 2009.  Expenses have increased in the current period due to legal and filing fees related to the Company’s name and jurisdiction changes, and to an increased level of regulatory compliance.  Also, the Company established a new office and began paying two of its directors $500 per month which resulted in $3,000 in expenses for directors’ fees in 2010.  Expenses for the year ended August 31, 2009 related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

The Year Ended August 31, 2009 compared to the period from June 5, 2008 (inception) to August 31, 2008

Revenues

We did not earn any revenues for the year ended August 31, 2009 or the period from June 5, 2008 (inception) to August 31, 2008.

Operating Expenses

For the year ended August 31, 2009, our total expenses were $18,144, which were represented by $9,025 for professional fees and $9,119 for general and administrative expenses. Our loss from operations and net loss was also $18,144 for the year ended August 31, 2009. This is in comparison to the period ended August 31, 2008, where our total expenses were $120 which was represented by $120 in general and administration expenses. The expenses were higher for the year ended August 31, 2009 as the Company had only been formed for less than three months at August 31, 2008.

Liquidity and capital resources

We had a cash balance of $85,701 and working capital of $40,790 of August 31, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$36,000 for annual minimum lease payments and on-going assessment of our Alberta properties.

Net cash used in operating activities during the year ended August, 2010 was $43,189 compared to $16,391 during the year ended August 31, 2009.  The increase was largely due to an increase in the net loss to $57,288 in 2010 from $18,144 in 2009.  Partially offsetting the increased net loss was an inflow of $15,418 from an increase in accounts payable and accrued liabilities in 2010 while in 2009 there was a cash inflow of $1,753 from changes in accounts payable and accrued liabilities.  There was $130,000 and $19,500 received in 2010 and 2009 respectively from the issuance of common stock.  Investing activities in 2010 consisted of the acquisition of oil and gas property interests of $13,099 while there were no investing activities for year ended August 31, 2009.

Going Concern Consideration

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in April 2010.  Previously, the Company had been in the business of marketing and selling electronic safe systems.  The Company has not realized any revenue from its present operations.  During the year ended August 31, 2010, the Company incurred a net loss of $57,288.  Since inception on June 5, 2008 the Company has an accumulated deficit of $75,552 at August 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $96,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.   Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in the Current Report on Form 8-K filed with the SEC on March 29, 2010, Seale and Beers, CPA’s was the independent registered public accounting firm for the Company from June 5, 2008 (inception) until March 2, 2010. On March 2, 2010, the Company named Robison, Hill & Co. as its principal independent accountants. The decision to change accountants was approved by the Registrant’s Board of Directors.

Item 9A(T).   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2010, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Jarnail Dhaddey. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of August 31, 2010, the Company’s internal control over financial reporting was not effective based upon the COSO criteria due to the following material weakness:

•
Our Company’s administration is composed of small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recently completed fiscal year ended August 31, 2010, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Officers.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Jarnail Dhaddey	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	70	September 13, 2010
Vivek Warrier	Director	36	March 26, 2010
Jack Adams	Director	43	August 1, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Jarnail Dhaddey worked as a mechanical engineer for over 35 years.  From 2005 to present, he has been a private agricultural business owner.  From 1974 to 2005 he was a project manufacturing engineer for the Northrop Grumann Company and from 1965 to 1972 he was employed by the Boeing Company.  He obtained a Bachelor of Science degree in mechanical engineering from the University of Moscow, Idaho in 1965.

Vivek Warrier is a partner with the law firm Bennett Jones in Calgary, Alberta.  His practice focuses on the development, acquisition and divestiture of energy-related projects both in Canada and abroad. He regularly represents clients in the negotiation, conduct and completion of purchase and sale transactions in respect of upstream, midstream and transportation assets. In addition, he frequently advises clients in the structuring, construction, ownership and operation of energy infrastructure projects, including exploration, production, upgrading, processing, transportation, terminalling, storage and wind power facilities. He also advises clients on all types of contractual issues arising from construction, procurement, participation, joint operating and service-related agreements.  Mr. Warrier sits on the executive of the Natural Resources subsection of the Canadian Bar Association and is extensively involved in the Calgary community, including as a member of the board of directors of the Distress Centre Calgary.  He obtained a Bachelor of Arts degree from the University of Calgary in 1996 and his LLB from the University of Alberta in 2000.

Jack Adams is an experienced industry professional with a wide range of experience including environmental technology, field geology, and surveying.  From 2008 to present, he has worked as a technical representative for Ranger Survey Systems in Calgary, Alberta.  From 2007 to 2008 he was a project manager for Adler Environmental Solutions and from 1996 to 2006 he owned a computer business.  He obtained a Bachelor of Science degree in geology from Brandon University in 2002 and an Oceanological Engineering Degree for far Eastern University in Vladivostok, Russia in 1991.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3 and 4 furnished to Titan, the Company is unaware of any persons, except for those following persons, who during the fiscal year ended August 31, 2010 were directors, officers, or beneficial owners of more than ten percent of the common stock of Titan who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year:

(a)           Depinder Grewal did not file a Form 4 regarding his resignation from his positions as officer and director; and

(b)           Jarnail Dhaddey did not file a Form 3 regarding his appointment as the sole officer and a director of the Company.

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended August 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis.

During the fiscal year ended August 31, 2010, Depinder Grewal was our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director. During such period, Mr. Grewal did not receive any compensation for his services. Mr. Grewal resigned all of his positions with the Company on September 13, 2010.  On September 13, 2010 Jarnail Dhaddey was appointed President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.

During the period from May 11, 2007 (inception) to October 28, 2009, Uziel Leibowitz was or President, Chief Executive Officer, Chairman and director. During such period, Mr. Leibowitz did not receive any compensation for his services. Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There has been no equity awards of any kind granted to any of the Company’s officers or directors as of August 31, 2010 or 2009.

Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Depinder Grewal	0	0	0	0	0	0	0
Vivek Warrier	2,500	0	0	0	0	0	2,500
Jack Adams	500	0	0	0	0	0	500

The Company pays two of its Directors $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the respective individual remains a member of the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 8, 2010, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 53,760,000 shares of Common Stock which are issued and outstanding as of December 8, 2010.  Unless indicated otherwise, all addresses below are c/o Titan Oil & Gas, Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Depinder Grewal	36,000,000	67.0%
Jarnail Dhaddey *	-
Vivek Warrier *	-	-
Jack Adams *	-	-
*Directors and Officers as a Group (3 individuals)	-	-

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is set forth above under Part II, Item 5.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than payments made to Directors for serving on the Company’s Board of Directors, there were no related party transactions for the years ended August 31, 2010 or 2009.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Seale and Beers, CPA’s was the independent registered public accounting firm for the Company from June 5, 2008 (inception) until March 2, 2010. On March 2, 2010, the Company named Robison, Hill & Co. as its principal independent accountants. The decision to change accountants was approved by the Registrant’s Board of Directors.  Fees billed to the Company for the fiscal years ending August 31, 2010 and 2009 are set forth below:
	Fiscal year ending August 31, 2010	Fiscal year ending August 31, 2009
Audit Fees	$12,000	$8,025
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of August 31, 2010, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

Item 15.   Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Sale and Conveyance Agreement dated April 12, 2010 by and between Titan Oil & Gas, Inc. and 966749 Alberta Corp. (2)
10.3	Form of Regulation S Subscription Agreement (2)
10.4	2010 Stock Option Plan (3)
10.5	Form of Regulation S Subscription Agreement (4)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed as an Exhibit to a Registration Statement, filed with the Securities and Exchange Commission on October 1, 2008, file no. 333-153762
 (2) Previously filed with the Company’s Form 8-K submitted to the SEC on April 14, 2010.
 (3) Previously filed with the Company’s Form 8-K submitted to the SEC on August 6, 2010.
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on August 24, 2010.

TITAN OIL & GAS, INC.

(formerly Xtrasafe, Inc.)

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

August 31, 2010 and 2009

F - i

Contents	Page

Report of Independent Registered Public Accountants	F - 1
Report of Independent Registered Public Accountants	F - 2

Balance Sheets
August 31, 2010 and 2009	F - 3

Statements of Operations for the
Years Ended August 31, 2010 and 2009 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2010	F - 4

Statement of Stockholders’ Equity
Since June 5, 2008 (inception) to August 31, 2010	F - 5

Statements of Cash Flows for the
Years Ended August 31, 2010 and 2009 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2010	F – 6

Notes to Financial Statements	F - 8

F - ii

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Titan Oil & Gas, Inc.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (an exploration stage company) as of August 31, 2010 and the related statements of operations, and cash flows for the year ended August 31, 2010 and the cumulative since June 5, 2008 (inception) to August 31, 2010, and the statement of stockholder’s equity since June 5, 2008 (inception) to August 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (an exploration stage company) as of August 31, 2010 and the results of its operations and its cash flows for the year ended August 31, 2010 and the cumulative since June 5, 2008 (inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $75,552 and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ Robison, Hill & Co.____
Certified Public Accountants

Salt Lake City, Utah
December 7, 2010

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Seale and Beers, CPAs
Las Vegas, Nevada
December 29, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
Phone: (888)727-8251 Fax: (888)782-2351

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$85,701	$11,989
Prepaid expenses	1,319	-
Total Current Assets	87,020	11,989

Oil and Gas Property Interests (Note 4)	56,914	-

Total Assets	$143,934	$11,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$46,230	$1,753

Total Current Liabilities	46,230	1,753

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 53,760,000 shares at
August 31, 2010 (August 31, 2009 – 87,600,000)	53,760	87,600
Paid-In Capital	119,496	(59,100)
Deficit Accumulated Since Inception of Exploration Stage	(75,552	(18,264)

Total Stockholders’ Equity	97,704	10,236

Total Liabilities and Stockholders’ Equity	$143,934	$11,989

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,		August 31,
	2010	2009	2010
Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses:
Professional Fees	34,625	9,025	43,650
Office and Sundry	18,070	9,119	27,309
Rent	1,593	-	1,593
Directors’ Fees	3,000	-	3,000

Net Loss from Operations	(57,288)	(18,144)	(75,552)

Net Loss	$(57,288)	$(18,144)	$(75,552)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	72,597,479	79,906,849

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total
Balance at June 5, 2008
(inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.000125 per share, August 13, 2008	72,000,000	72,000	(63,000)	—	9,000
Net Loss	—	—	—	(120)	(120)

Balance at August 31, 2008	72,000,000	72,000	(63,000)	(120)	8,880

Common Stock Issued for Cash
at $0.00125 per share, February 27, 2009	15,600,000	15,600	3,900	—	19,500
Net Loss	—	—	—	(18,144)	(18,144)

Balance at August 31, 2009	87,600,000	87,600	(59,100)	(18,264)	10,236

Share Cancellation on March 24, 2010	(36,000,000)	(36,000)	36,000	—	—
Common Stock Issued at $0.025
per share, April 12, 2010	2,000,000	2,000	48,000	—	50,000
Common Stock Issued at $0.50 per
share, August 18, 2010	160,000	160	79,840	—	80,000
August 2010, Compensation
from the Issuance of Stock
Options at Fair Market Value	—	—	14,756	—	14,756
Net Loss	—	—	—	(57,288)	(57,288)

Balance August 31, 2010	53,760,000	$53,760	$119,496	$(75,552)	$97,704

(1)	Reflects the 8:1 forward stock split completed on July 23, 2010. See Note 7.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(57,288)	$(18,144)	$(75,552)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(1,319)	—	(1,319)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	15,418	1,753	17,171

Net Cash Used in Operating Activities	(43,189)	(16,391)	(59,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and Gas Property Interests	(13,099)	—	(13,099)
Net Cash Used in Investing Activities	(13,099)	—	(13,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	130,000	19,500	158,500
Net Cash Provided by Financing Activities	130,000	19,500	158,500

Net (Decrease) Increase in
Cash and Cash Equivalents	73,712	3,109	85,701
Cash and Cash Equivalents
at Beginning of Period	11,989	8,880	—
Cash and Cash Equivalents
at End of Period	$85,701	$11,989	$85,701

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(formerly Xtrasafe, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable related to oil and gas property interests	$29,059	$—	$29,059

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On August 4, 2010 the Company granted 550,000 stock options to various consultants at an exercise price of $0.26 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Total stock-based compensation expense of $14,756 has been recorded for the year ended August 31, 2010.  The grant of the stock options was related to geological consulting and as a result all of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options will be revalued in subsequent periods.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (an exploration stage company) was incorporated in the state of Florida on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.

On February 25, 2010 the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 72,000,000 shares of common stock of the Company to David Grewal. Effective as of February 25, 2010 in connection with the share acquisition, Mr. Grewal was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On March 24, 2010, Mr. Grewal, the owner of 72,000,000 shares of common stock of the Company returned 36,000,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 51,600,000 shares issued and outstanding, a number that Mr. Grewal, who is also a director of the Company, considered more in line with the Company’s business plans at that time.

On April 19, 2010, Mr. Grewal, as the holder of 36,000,000 (at the time representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.

Nature of Operations

The Company has no products or services as of August 31, 2010.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of 1,792 hectares of land and has acquired a 2.51255% working interest in an oil well.  In addition, the Company has acquired the petroleum and natural gas rights to a total of approximately 132 hectares of land located in Saskatchewan, Canada.  The Company has not received any revenue from these assets at August 31, 2010.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in April 2010.  Previously, the Company had been in the business of marketing and selling electronic safe systems.  The Company has not realized any revenue from its present operations.  During the year ended August 31, 2010, the Company incurred a net loss of $57,288.  Since inception on June 5, 2008 the Company has an accumulated deficit of $75,552 at August 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $96,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, stock-based compensation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended August 31, 2009 to conform to accounting and financial statement presentation for the year ended August 31, 2010.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At August 31, 2010, $35,711 of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease acquisitions.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at August 31, 2010.

Foreign Currency

The Company has oil and gas property interests in Canada and as a result incurs some transactions in Canadian dollars.  The Company translates its Canadian dollar balances to US dollars in the following manner:  assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of August 31, 2010, the company has outstanding common stock options of 550,000.  The effects of the Company’s common stock equivalents are anti-dilutive for August 31, 2010 and 2009 and are thus not presented.

Comprehensive Income

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

Stock Options

Under ASC 718, Compensation-Stock Compensation, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

The Company grants stock options to non-employees for services that include researching land availability, lease acquisitions, geological consulting and geophysical services including interpretation of seismic data.  These options are accounted for under ASC 505 (EITF 96-18) and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned.

Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

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

The Company has not recognized any revenue from its oil and gas exploration activities which commenced in April, 2010

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long lived assets such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has not yet undertaken any field exploration on its properties and as such has not yet incurred an asset retirement obligation.  At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If it is determined that the realization of the future tax benefit is not more likely than not, the enterprise establishes a valuation allowance.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

New Accounting Pronouncements

ASC 805

In December 2007, the FASB issued ASC 805, “Business Combinations”. Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. This standard will affect the Company’s accounting treatment for any future business combinations.

ASC 815-10

In August 2008, the FASB issued guidance, included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

ASC 815-40

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts in Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

ASC 820

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

AS 855

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing accounting standards, which the Company has historically followed for financial reporting purposes. As a result, the adoption of this guidance did not have any material impact on the financial statements. The Company has evaluated subsequent events through the filing date of these financial statements.

ASC 105

In July 2009, the FASB issued new guidance relating to the FASB Accounting Standards Codification at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards were superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

ASU 2009-05

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

ASU No. 2009-06

In September 2009, FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”.  This update is to address the need for additional implementation guidance on accounting for uncertainty in income taxes.  The implementation guidance will apply to financial statements on nongovernmental entities that are presented in conformity with U.S. GAAP.  The effective date is for entities that are currently applying the standards for accounting for uncertain income tax positions, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), the guidance and disclosure amendments are effective upon adoption of those standards.  The adoption of this standard did not have a material effect on the Company’s financial statements.

ASU No. 2009-9

In September 2009, FASB issued ASU No. 2009-09, “Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update is an amendment to ASC 323-10-S99 and 505-50-S99.  The amendment to ASC 323-10-S99 provides guidance on the accounting by an investor for stock-based compensation based on the investor’s stock granted to employees of an equity method investee.  Investors that are SEC registrants should classify any income or expense resulting from application of this guidance in the same income statement caption as the equity in earnings (or losses) of the investee.  The amendment to ASC 505-50-S99 clarifies the accounting by the grantee or grantor in transactions involving equity instruments granted to other than employees if the accounting does not reflect the same commitment date or similar values.  The adoption of this standard did not have a material effect on the Company’s financial statements.

ASU No. 2010-01

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” with Equity (Topic 505).  The objective of this update is to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (“EPS”) prospectively.  Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance, rather than a stock dividend, thus eliminating the diversity in practice.  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of ASU 2010-01 did not have a material impact on the Company’s financial statements.

ASU No. 2010-06

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820-10), Improving Disclosures About Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Level 1, 2, and 3.  The standard adds new disclosure and clarifies existing disclosure requirements.  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 has been reflected in Company’s financial statements.

APB 14-1 (ASC 470)

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of APB 14-1 did not have a material impact on the Company’s financial statements.

ASC No. 2010-03

In January 2010, FASB issued an Accounting Standard Update, ASC No. 2010-03, on Oil and Gas.  The objective of the amendments included in this update is to align the oil and gas reserve estimation and disclosure requirements of Extractive Activities—Oil and Gas (Topic 932) with the requirements in the Securities and Exchange Commission's final rule, Modernization of the Oil and Gas Reporting Requirements (the Final Rule). The Final Rule was issued on December 31, 2008.  The amendments to Topic 932 affect entities that engage in oil- and gas producing activities, including entities that extract saleable hydrocarbons, in the solid, liquid, or gaseous state, from oil sands, shale, coal-beds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. The amendments to Topic 932 are effective for annual reporting periods ending on or after December 31, 2009. An entity should apply the adoption of the amendments as a change in accounting principle inseparable from a change in estimate. The amendments to Topic 932 specify the required disclosures for the effect of adoption.  Early application is not permitted. An entity that became subject to the disclosure requirements of Topic 932 due to the change to the definition of significant oil- and gas-producing activities is permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after December 31, 2009. The new SEC and FASB authoritative guidance became effective for the Company’s 2010 Form 10-K and has been prospectively adopted as of August 31, 2010. The new authoritative guidance did not have a material impact on the Company’s financial statements.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	August 31, 2010 (Cumulative)
	Southeast Alberta	Saskatchewan	Alberta Well Interest	Total
Property acquisition and lease payments	$13,099	$9,873	$6,043	$29,015
Geological and geophysical	27,356	-	543	27,899
Total expenditures	$40,455	$9,873	$6,586	56,914

Southeast Alberta Property

On August 19, 2010 the Company acquired an interest in one Petroleum and Natural Gas (“PN&G) Lease (the “Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the Lease is 256 hectares.  The interest in the Lease was acquired through a public land sale process held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

The Company’s Lease is subject to royalties payable to the government of Alberta.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

Saskatchewan Properties

On April 12, 2010 the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government. The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The Company’s Lease is subject to royalties payable to the government of Saskatchewan.

Alberta Well Interest

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government..

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended August 31, 2010 was $3,000 (2009 - $nil).

NOTE 6 - COMMON STOCK TRANSACTIONS

On August 13, 2008, the Company issued 72,000,000 common shares at $0.000125 per share to its founder for total proceeds of $9,000.

On February 27, 2009 the Company issued 15,600,000 common shares at$0.00125 per share for total proceeds of $19,500.

On March 24, 2010, the Company’s controlling shareholder, Mr. Grewal returned 36,000,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding. Subsequent to the cancellation, the Company had 51,600,000 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considered more in line with the Company’s business plans at that time.

On April 12, 2010 the Company closed a private placement of 2,000,000 common shares at $0.025 per share for a total offering price of $50,000.

On August 18, 2010 the Company closed a private placement of 160,000 common shares at $0.50 per share for a total offering price of $80,000.

NOTE 7 - STOCK SPLITS

On April 19, 2010 the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 36,000,000 (at the time representing 67%) of the issued and outstanding shares of our common stock.  The Written Consent adopted the resolution to change the Company’s name to Titan Oil & Gas, Inc.  In connection with the name change the Written Consent also adopted a resolution to split the Company’s common stock.  The Board of Directors subsequently approved an 8:1 forward stock split.  The record and payment dates of the forward split were July 22 and July 23, 2010 respectively.   All of the common shares issued and outstanding on July 22, 2010 were split.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

NOTE 8 - STOCK OPTIONS

On August 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

For the year ended August 31, 2010, 550,000 stock options were granted to various consultants at an exercise price of $0.26 per share.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options at the grant date. The following assumptions were made:

Risk Free Rate	0.19%
Expected Life of Option	5 years
Expected Volatility of Stock (Based on Historical Volatility)	92.6%
Expected Dividend yield of Stock	0.00

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

Total stock option expense of $14,756 was recognized for the year ended August 31, 2010 with the entire balance capitalized to oil and gas property interests as the options were granted to consulting geologists.

The following table sets forth the options outstanding under the 2010 Plan as of August 31, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2009	-	-	$-
Approval of 2010 Plan	5,000,000	-	-
Options granted	(550,000)	550,000	$0.26
Balance, August 31, 2010	4,450,000	550,000	$0.26

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at August 31, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.26	550,000	4.92	$ 0.26	75,000	$ 0.26
	550,000			75,000

The aggregate intrinsic value of stock options outstanding at August 31, 2010 was $nil and the aggregate intrinsic value of stock options exercisable at August 31, 2010 was also $nil.  No stock options were exercised in 2010.  As of August 31, 2010 there was $24,544 in unrecognized compensation expense that will be recognized over three years.

A summary of status of the Company’s unvested stock options as of August 31, 2010 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2009	-	-	-
Granted	550,000	$0.26	$0.18
Vested	(75,000)	$0.26	$0.18
Unvested at August 31, 2010	475,000	$0.26	$0.18

NOTE 9 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2010	2009
Non-capital losses carried forward	19,500	6,200
Less: valuation allowance	(19,500)	(6,200)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2009 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2010	2009
Computed expected tax benefit	25,700	6,200
Change in valuation allowance	(25,700)	(6,200)
Income tax provision	-	-

As of August 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $75,600 (2009 - $18,200) which expire between 2028 and 2030.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at August 31, 2010 the Company has entered into a total of three PN&G leases with the Alberta and Saskatchewan governments (Note 4).  Each lease is for a period of five years and has an annual minimum lease payment of CDN $3.5 (USD $3.29) per hectare.  Total annual minimum lease payments are as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Annual PN&G Lease Payments:
Southeast Alberta Property Lease	$3,368	$842	$1,684	$842
Saskatchewan Property Leases	$1,488	$372	$744	$372
Office Lease Obligation	$1,494	$1,494	-	-
Total	$6,350	$2,708	$2,428	$1,214

All of the leases acquired from the provinces of Alberta and Saskatchewan are for five years.  The first year’s minimum annual lease payment is included in the initial purchase price.  Therefore, the commitments are for the remaining four years.

Commencing March 1, 2010 the Company entered into a one-year lease for its office space at $249 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to August 31, 2010, the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government (Note 4).  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,052.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN OIL & GAS, INC.

Dated: December 8, 2010	By: /s/ Jarnail Dhaddey
Name: Jarnail Dhaddey
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

SIGNATURE	TITLE	DATE

/s/Jarnail Dhaddey Jarnail Dhaddey	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	December 8, 2010

/s/ Vivek Warrier Vivek Warrier	Director	December 8, 2010

/s/ Jack Adams Jack Adams	Director	December 8, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.