Form 10-Q
period 2010-11-30
Titan Oil & Gas, Inc.
filed 2011-01-14
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2010
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

_____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,027,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2011.

Item 1.  Financial Statements.
TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2010	2010
ASSETS:
Current Assets:
Cash	$31,749	$85,701
Prepaid expenses	572	1,319

Total Current Assets	32,321	87,020
Oil and Gas Property Interests (note 2)	190,212	56,914

Total Assets	$222,533	$143,934

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$34,412	$46,230

Total Current Assets	34,412	46,230

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
53,960,000 shares issued at November 30, 2010
(53,760,000 shares issued at August 31, 2010)	53,960	53,760
Paid-In Capital	215,226	119,496
Deficit Accumulated Since Inception of the Exploration Stage	(81,065)	(75,552)

Total Stockholders' Equity	188,121	97,704

Total Liabilities and Stockholders' Equity	$222,533	$143,934

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 5, 2008
	For the Three-Months Ended		(Inception) to
	November 30,		November 30,
	2010	2009	2010
Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses:
Professional Fees	250	4,000	43,900
Office and Sundry	1,516	936	28,825
Rent	747	-	2,340
Directors’ Fees	3,000	-	6,000

Net Loss from Operations	(5,513)	(4,936)	(81,065)

Net Loss	$(5,513)	$(4,936)	$(81,065)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	53,938,022	87,600,000

Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Three-Months Ended		(Inception) to
	November 30,		November 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,513)	$(4,936)	$(81,065)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Change in Operating Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses	747	-	(572)
Increase (Decrease) in Accounts Payable	(6,340)	492	10,831
Net Cash Used in Operating Activities	(11,106)	(4,444)	(70,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and Gas Property Interests	(92,846)	-	(105,945)
Net Cash Used in Investing Activities	(92,846)	-	(105,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	50,000	-	208,500
Net Cash Provided by Financing Activities	50,000	-	208,500

Net (Decrease) Increase in Cash and Cash Equivalents	(53,952)	(4,444)	31,749
Cash and Cash Equivalents at Beginning of Period	85,701	11,989	-
Cash and Cash Equivalents at End of Period	$31,749	$7,545	$31,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to oil and gas property interests	$23,581	$-	$23,581

On August 4, 2010 the Company granted 550,000 stock options to various consultants at an exercise price of $0.26 per option. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Total stock-based compensation expense of $14,756 has been recorded for the year ended August 31, 2010.  The grant of the stock options was related to geological consulting and as a result all of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at November 30, 2010 resulting in an additional stock-based compensation expense of $45,930 being capitalized to oil and gas property interests.

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

Organization and Basis of Presentation

Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (an exploration stage company) was incorporated on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.

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

On March 24, 2010, Mr. Grewal, the owner of 72,000,000 shares of common stock of the Company returned 36,000,000 common shares to the Company for cancellation.  Mr. Grewal returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 51,600,000 shares issued and outstanding, a number that Mr. Grewal, who was also a director of the Company, considered more in line with the Company’s business plans at that time.

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

Nature of Operations

The Company has no products or services as of November 30, 2010.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of 2,048 hectares of land and has acquired a 2.51255% working interest in an oil well.  In addition, the Company has acquired the petroleum and natural gas rights to a total of approximately 132 hectares of land located in Saskatchewan, Canada.  The Company has not received any revenue from these assets at November 30, 2010.

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2010 has been omitted.  The results of operations for the three-month periods ended November 30, 2010 are not necessary indicative of results for the entire year ending August 31, 2011.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in April 2010.  Previously, the Company had been in the business of marketing and selling electronic safe systems.  The Company has not realized any revenue from its present operations.  During the three-months ended November 30, 2010, the Company incurred a net loss of $5,513.  Since inception on June 5, 2008 the Company has an accumulated deficit of $81,065 at November 30, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $96,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office.  Management has plans to seek additional capital through private placements and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At November 30, 2010, $9,676 of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease acquisitions.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at November 30, 2010.

TITAN OIL & GAS, INC.
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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of November 30, 2010, the company has outstanding common stock options of 550,000.  The effects of the Company’s common stock equivalents are anti-dilutive for November 30, 2010 and 2009 and are thus not presented.

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

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property Payments and Exploration Costs (Continued)

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

The Company has not recognized any revenue from its oil and gas exploration activities which commenced in April, 2010.

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

TITAN OIL & GAS, INC.
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

NOTE 2 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	November 30, 2010 (Cumulative)
	Southeast Alberta	Saskatchewan	Alberta Well Interest	Total
Property acquisition and lease payments	$89,949	$9,873	$6,043	$105,865
Geological and geophysical (1)	83,261	-	1,086	84,347
Total expenditures	$173,210	$9,873	$7,129	190,212

(1)	Balance includes total capitalized stock-based compensation expense of $60,686.

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – OIL AND GAS PROPERTY INTERESTS (Unproven) (Continued)

Property Acquisitions

Between September 2 and September 30, 2010 the Company entered into six Petroleum and Natural Gas (“PN&G”) Leases (the “Leases”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $76,850 and the purchase price includes the first year’s aggregate annual lease payments of $5,360.  The total area covered by the Leases is 1,536 hectares.  The interests in the Leases were acquired through public land sales held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each of the Leases are for an initial five year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

The Company’s Leases are subject to royalties payable to the government of Alberta.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

NOTE 3 – SHARE CAPITAL

Share Issuance

On September 10, 2010 the Company closed a private placement of 200,000 common shares at $0.25 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.

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

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SHARE CAPITAL (Continued)

Stock Options (Continued)

No stock options were granted in either of the three-month periods ended November 30, 2010 or 2009.  For the year ended August 31, 2010, 550,000 stock options were granted to various consultants at an exercise price of $0.26 per share.  Total stock option expense of $14,756 was recognized for the year ended August 31, 2010 with the entire balance capitalized to oil and gas property interests as the options were granted to consulting geologists. The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at November 30, 2010 resulting in an additional stock-based compensation expense of $45,930 being capitalized to oil and gas property interests.

The following table sets forth the options outstanding under the 2010 Plan as of November 30, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2010	4,450,000	550,000	$0.26
Options granted	-	-	-
Balance, November 30, 2010	4,450,000	550,000	$0.26

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at November 30, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	4.67	$ 0.26	75,000	$ 0.26

	550,000			75,000

The aggregate intrinsic value of stock options outstanding at November 30, 2010 was $242,000 and the aggregate intrinsic value of stock options exercisable at November 30, 2010 was $33,000.  No stock options have been exercised to date.  As of November 30, 2010 there was $225,614 in unrecognized compensation expense that will be recognized over 2.5 years.

A summary of status of the Company’s unvested stock options as of November 30, 2010 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at August 31, 2010	475,000	$0.26	$0.18
Granted	-	-	-
Vested	-	-	-

Unvested at November 30, 2010	475,000	$0.26	$0.18

TITAN OIL & GAS, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – SUBSEQUENT EVENTS

On December 10, 2010 the Company granted 250,000 stock options at an exercise price of $1.30 to an officer of the Company.

On December 15, 2010 the Company acquired an interest in a PN&G Lease (the “Lease”) in the province of Alberta, Canada.  The rights to the Lease were acquired for $9,555 and the purchase price includes the first year’s annual lease payments of $899.  The total area covered by the Lease is 256 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.  The terms of the Lease are the same as those previously entered into by the Company (note 2).

On January 3, 2011 the Company closed a private placement of 67,000 common shares at $1.50 per share for a total offering price of $100,500.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.

On January 12, 2011, the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Alberta, Canada.  The rights to the Leases were acquired for an aggregate CDN $48,938 (USD $49,588) and the purchase price includes the first year’s aggregate annual lease payments of CDN $2,688 (USD $2,724).  The total area covered by the Company’s Leases is 768 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended August 31, 2010 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Titan Oil & Gas, Inc. was incorporated in the state of Florida on June 5, 2008 under the name Xtrasafe, Inc. to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.

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

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well (the “Well”) located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.  The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the well and currently the Well is not in production. Apex was the original operator but currently Harness Petroleum Inc. (“Harness”) is the operator of the Well.  There are no current plans to re-enter the Well.

Also on April 12, 2010 the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Leases is 132 hectares.  The interests in the Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

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

Between September 2 and 30, 2010 the Company entered into six additional PN&G leases (the “Leases”) with the Alberta provincial government.  The terms of the Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,360.

On December 15, 2010 the Company acquired an interest in a PN&G Lease (the “Lease”) in the province of Alberta, Canada.  The rights to the Lease were acquired for an aggregate $9,555 and the purchase price includes the first year’s aggregate annual lease payments of $899.  The total area covered by the Lease is 256 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.  The terms of the Lease are the same as those previously entered into by the Company.

On January 12, 2011, the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Alberta, Canada.  The rights to the Leases were acquired for an aggregate CDN $48,938 (USD $49,588) and the purchase price includes the first year’s aggregate annual lease payments of CDN $2,688 (USD $2,724).  The total area covered by the Company’s Leases is 768 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

All of the Company’s leases are subject to royalties payable to the governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula. The leases are renewable if certain conditions are met.  For all of its current properties, the Company has obtained the Petroleum and Natural Gas rights only.

There are no proven reserves or resources of any kind on any of the Company’s properties.

Financing over the next twelve months

On January 3, 2011 the Company closed a private placement of 67,000 common shares at $1.50 per share for a total offering price of $100,500.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.  Over the next twelve months, the Company intends to explore various options for obtaining additional funding.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary expertise for any work being conducted.

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration programs, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

Overview

From June 5, 2008 (inception) to November 30, 2010 we have incurred losses of $81, 065 and for the quarter ended November 30, 2010 our net loss was $5,513 compared to a loss of $4,936 in the comparative period in 2009.  The principal components of our losses for this period were regulatory compliance, and general and administrative costs relating to office expenses.

Revenues

We have no revenues and have only achieved losses since inception. For the three-month periods ended November 30, 2010 and 2009 we did not generated any revenues from our operations.

Operating Expenses

For the three-months ended November 30, 2010 our net loss was $5,513 compared to $4,936 for the corresponding period in 2009.  Expenses in both periods related primarily to legal and accounting fees for preparing and filing the Company’s public filings and for costs to maintain an office.

Liquidity and Capital Resources

We had a cash balance of $31,749 as of November 30, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$36,000 for annual lease payments and for the initial assessment of our properties.

Net cash used in operating activities during the three-months ended November 30, 2010 was $11,106 compared to $4,444 during the three-months ended November 30, 2009.  The increase was largely due to an outflow from the reduction in accounts payable and accrued liabilities of $6,340 in 2010 while in 2009 there was a cash inflow of 492 from changes in accounts payable and accrued liabilities.  Cash flows from financing activities in 2010 consisted of $50,000 received from the sale of common stock while investing activities consisted of $92,846 related to the acquisition of oil and gas property interests.  There were no financing or investing activities in for the three-months ended November 30, 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $81,065 for the period from June 5, 2008 (inception) to November 30, 2010, and has no sales.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the August 31, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures over financial reporting were not effective based upon the COSO criteria due to the following material weakness:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended November 30, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended November 30, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended November 30, 2010, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 10, 2010 the Company closed a private placement of 200,000 common shares at $0.25 per share for a total offering price of $50,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.  The proceeds from this financing will be used for land acquisitions and general working capital purposes.

On January 3, 2011 the Company closed a private placement of 67,000 common shares at $1.50 per share for a total offering price of $100,500.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person. The proceeds from this financing will be used for land acquisitions.

Item 3. Defaults upon Senior Securities.
None.

Item 4. (Removed and Reserved)

Item 5. Other information.
None.

Item 6. Exhibits.

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

Date:   January 13, 2011

TITAN OIL & GAS, INC.

By:   /s/ Jarnail Dhaddey
       Jarnail Dhaddey
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)