Form 10-Q
period 2011-02-28
Titan Oil & Gas, Inc.
filed 2011-04-12
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission FileNnumber: 333-153762

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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  [X]l

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, issued and outstanding as of April 12, 2011.

Item 1.  Financial Statements.
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2011	2010
ASSETS:
Current Assets:
Cash	$408,094	$85,701
Prepaid expenses	3,417	1,319

Total Current Assets	411,511	87,020
Oil and Gas Property Interests (note 2)	396,596	56,914

Total Assets	$808,107	$143,934

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$14,958	$46,230

Total Current Assets	14,958	46,230

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued at February 28, 2011
(53,760,000 shares issued at August 31, 2010)	54,227	53,760
Paid-In Capital	949,695	119,496
Deficit Accumulated Since Inception of the Exploration Stage	(210,773)	(75,552)

Total Stockholders' Equity	793,149	97,704

Total Liabilities and Stockholders' Equity	$808,107	$143,934

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		June 5, 2008
	Ended		Ended		(Inception) to
	February 28,		February 28,		February 28
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses:
Professional Expenses	12,819	1,750	13,069	5,750	56,719
General and Administrative	17,636	3,550	22,899	4,486	54,801
Management Fees	15,000		15,000		15,000
Stock-based Compensation	88,825		88,825		88,825
Net Loss from Operations	(134,280)	(5,300)	(139,793)	(10,236)	(215,345)

Other Income (Expenses)
Gain on Sale of Assets	4,572	-	4,572	-	4,572
Net Other Income (Expenses)	4,572	-	4,572	-	4,572

Net Loss	$(129,708)	$(5,300)	$(135,221)	$(10,236)	$(210,773)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	54,110,578	87,600,000	54,023,823	87,600,000

Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 5, 2008
	For the Six-Months Ended		(Inception) to
	February 28,		February 28
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(135,221)	$(10,236)	$(210,773)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	88,825	-	88,825
Gain on Sale of Assets	(4,572)	-	(4,572)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses	(2,098)	-	(3,417)
Increase (Decrease) in Accounts Payable	(9,038)	(1,753)	8,133
Net Cash Used in Operating Activities	(62,104)	(11,989)	(121,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and Gas Property Interests	(181,003)	-	(194,102)
Proceeds From Disposal of Oil and Gas Interests	15,000	-	15,000
Net Cash Used in Investing Activities	(166,003)	-	(179,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	550,500	-	709,000
Net Cash Provided by Financing Activities	550,500	-	709,000

Net (Decrease) Increase in Cash and Cash Equivalents	322,393	(11,989)	408,094
Cash and Cash Equivalents at Beginning of Period	85,701	11,989	-
Cash and Cash Equivalents at End of Period	$408,094	$-	$408,094

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Accounts payable related to oil and gas property interests	$6,825	$-	$6,825

The Company has granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  For the year ended August 31, 2010, all of the stock-based compensation expense of $14,756 was capitalized.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 28, 2011 resulting in an additional stock-based compensation expense of $191,341 being capitalized to oil and gas property interests and $88,825 being expensed.

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

Nature of Operations

The Company has no products or services as of February 28, 2011.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of 2,816 hectares of land and has acquired a 2.51255% working interest in an oil well. The Company has not received any revenue from these assets at February 28, 2011.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2010 has been omitted.  The results of operations for the three and six-month periods ended February 28, 2011 are not necessary indicative of results for the entire year ending August 31, 2011.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in April 2010.  Previously, the Company had been in the business of marketing and selling electronic safe systems.  The Company has not realized any revenue from its present operations.  During the six-months ended February 28, 2011, the Company incurred a net loss of $135,221.  Since inception on June 5, 2008 the Company has an accumulated deficit of $210,773 at February 28, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $100,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office.  While current cash on hand is sufficient to fund operations for the next twelve months, management has plans to seek additional capital through private placements and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At February 28, 2011, $48,260 of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease acquisitions.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at February 28, 2011.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of February 28, 2011, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for February 28, 2011 and 2010 and are thus not presented.

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

NOTE 2 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	February 28, 2011 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Total
Property acquisition and lease payments	$151,030	$6,043	$157,073
Geological and geophysical (1)	238,437	1,086	239,523
Total expenditures	$389,467	$7,129	396,596

(1)	Balance includes total capitalized stock-based compensation expense of $206,097.

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

On December 15, 2010 the Company acquired an interest in a PN&G Lease (the “Lease”) in the province of Alberta, Canada.  The rights to the Lease were acquired for $9,484 and the purchase price includes the first year’s annual lease payments of approximately $899.  The total area covered by the Lease is 256 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

On January 12, 2011, the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Alberta, Canada.  The rights to the Leases were acquired for an aggregate $49,613 and the purchase price includes the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s Leases is 768 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

All of the Company’s leases are subject to royalties payable to the government of Alberta.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

On February 16, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases (the “Leases”) in the province of Saskatchewan.  The rights to the Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Leases as the Leases are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

NOTE 3 – SHARE CAPITAL

Share Issuances

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SHARE CAPITAL (Continued)

Share Issuances (Continued)

On January 10, 2011 the Company closed a private placement of 200,000 common shares at $2.00 per share for a total offering price of $400,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.

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

On December 10, 2010 the Company granted 250,000 stock options at an exercise price of $1.30 to an officer of the Company.  The Company used the Black-Scholes model to calculate the fair value of the stock options using the following assumptions:  risk free rate – 0.17%, expected option life – 5 years, expected volatility – 92.6%, and expected dividend yield of 0%.  The fair value of these options on grant date was $0.97 per option.  Total stock option expense of $88,825 was recognized for the three-months ended February 28, 2011 with the entire balance being expensed as the option grant relates to management services provided to the Company.  These stock options vest over a 24 month period and as a result the unvested portion of the options will be revalued in future periods.

For the year ended August 31, 2010, 550,000 stock options were granted to various consultants at an exercise price of $0.26 per share.  Total stock option expense of $14,756 was recognized for the year ended August 31, 2010 with the entire balance capitalized to oil and gas property interests as the options were granted to consulting geologists. The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 28, 2011 resulting in an additional stock-based compensation expense of $191,341 being capitalized to oil and gas property interests. No stock options were granted in either of the three or six-month periods ended February 28, 2010.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SHARE CAPITAL (Continued)

Stock Options (Continued)

The following table sets forth the options outstanding under the 2010 Plan as of February 28, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2010	4,450,000	550,000	$ 0.26
Options granted	(250,000)	250,000	$ 1.30
Balance, February 28, 2011	4,200,000	800,000	$ 0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at February 28, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	4.42	$ 0.26	75,000	$ 0.26
$ 1.30	250,000	4.75	$ 1.30	50,000	$ 1.30

	800,000			125,000

The aggregate intrinsic value of stock options outstanding at February 28, 2011 was $740,000 and the aggregate intrinsic value of stock options exercisable at February 28, 2011 was $104,250.  No stock options have been exercised to date.  As of February 28, 2011 there was $619,528 in unrecognized compensation expense that will be recognized over 3.0 years.

A summary of status of the Company’s unvested stock options as of February 28, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at August 31, 2010	475,000	$0.26	$0.18
Granted	250,000	$1.30	$0.97
Vested	-	-	-

Unvested at February 28, 2011	725,000	$0.62	$0.45

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2011 the Company paid its President and CEO $15,000 in management fees.  The Company’s President and CEO does not have an employment contract with the Company but may be paid management fees from time-to-time.  The Company pays two of its Directors $500 per month to serve on its Board of Directors.  During the six-months ended February 28, 2011 the Company paid a total of $6,000 in Directors’ fees.  No fees were paid during the prior period ended February 28, 2010.

NOTE 5 – SUBSEQUENT EVENT

On March 22, 2011 the Company’s offer letter for the acquisition of the Leaman property was accepted.  The Leaman property consists of a 6% working interest in the petroleum and natural gas rights as well as the intangible and miscellaneous interests (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  The Leaman contains six oil wells with five currently producing oil.  In consideration for the Assets, the Registrant paid a land broker an aggregate CDN $140,000 (USD $144,700) plus taxes and closing costs.  The closing of transaction is contemplated to be April 14, 2011 and will be completed using a General Conveyance Agreement.

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

Oil and Gas Property Interests

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

On December 15, 2010 the Company acquired an interest in a PN&G Lease (the “Lease”) in the province of Alberta, Canada.  The rights to the Lease were acquired for $9,484 and the purchase price includes the first year’s annual lease payments of approximately $899.  The total area covered by the Lease is 256 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.  The terms of the Lease are the same as those previously entered into by the Company (note 2).

On January 12, 2011, the Company acquired an interest in two PN&G Leases (the “Leases”) in the province of Alberta, Canada.  The rights to the Leases were acquired for an aggregate $49,613 and the purchase price includes the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s Leases is 768 hectares.  The interests in the Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

All of the Company’s leases are subject to royalties payable to the governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula. The leases are renewable if certain conditions are met.  For all of its current properties, the Company has obtained the Petroleum and Natural Gas rights only.

On February 16, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases (the “Leases”) in the province of Saskatchewan.  The rights to the Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Leases as the Leases are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

On March 22, 2011 the Company’s offer letter for the acquisition of the Leaman property was accepted.  The Leaman property consists of a 6% working interest in the petroleum and natural gas rights as well as the intangible and miscellaneous interests (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  The Leaman contains six oil wells with five currently producing oil.  In consideration for the Assets, the Company has made a deposit with a land broker of CDN $140,000 (USD $144,700) plus taxes and closing costs.  The closing of transaction is contemplated to be April 14, 2011 and will be completed using a General Conveyance Agreement.

There are no proven reserves or resources of any kind on any of the Company’s properties.

Financing Over the Next Twelve Months

On January 3, 2011 the Company closed a private placement of 67,000 common shares at $1.50 per share for a total offering price of $100,500 and on January 10, 2011 the Company closed a private placement of 200,000 common shares at $2.00 per share for a total offering price of $400,000.  The common shares were offered by the Company pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended.   The private placements were fully subscribed to by non-U.S. persons.  Over the next twelve months, the Company intends to explore various options for obtaining additional funding.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary expertise for any work being conducted.

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

Results of Operations

From June 5, 2008 (inception) to February 28, 2011 we have incurred losses of $210,773 and for the six-months ended February 28, 2011 our net loss was $135,221 compared to a loss of $10,236 in the comparative period in 2010.  The principal components of our losses for this period were regulatory compliance, and general and administrative costs relating to office expenses.

Revenues

We have no revenues and have only achieved losses since inception. For the three and six-month periods ended February 28, 2011 and 2010 we did not generated any revenues from our operations.

Operating Expenses

For the six-months ended February 28, 2011 our net loss was $135,221 compared to $10,236 for the corresponding period in 2010.  The significant increase in the current period was due to the Company increasing its level of operations compared to the prior period.  For the six-months ended February 28, 2011 we incurred $88,825 in expensed stock-based compensation, $15,000 in management fees, and $6,000 in directors’ fees while none of these items were incurred in the six-months ended February 28, 2010.  General and administrative expenses increased in the current period due to an overall increase in activity.

For the three-months ended February 28, 2011 our net loss was $129,708 compared to $5,300 for the corresponding period in 2010.  The significant increase in the current period was due to the Company increasing its level of operations compared to the prior period.  For the three-months ended February 28, 2011 we incurred $88,825 in expensed stock-based compensation, $15,000 in management fees, and $3,000 in directors’ fees while none of these items were incurred in the six-months ended February 28, 2010.  General and administrative expenses increased in the current period due to an overall increase in activity.

Other Income (Expenses)

During the quarter ended February 28, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases in the province of Saskatchewan.  The rights to the Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Leases as the Leases are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.

Related Party Transactions

The disposal of the Saskatchewan leases was made to a related party as the President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

During the quarter ended February 28, 2011 the Company paid its President and CEO $15,000 in management fees.  The Company’s President and CEO does not have an employment contract with the Company but may be paid management fees from time-to-time.  The Company pays two of its Directors $500 per month to serve on its Board of Directors.  During the six-months ended February 28, 2011 the Company paid a total of $6,000 in Directors’ fees.  No fees were paid during the prior periods ended February 28, 2010

Liquidity and Capital Resources

We had a cash balance of $408,094 as of February 28, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$40,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the six-months ended February 28, 2011 was $62,104 compared to $11,989 during the six-months ended February 28, 2010.  The increase was largely due to an increase in the net loss to $135,221 in 2011 compared to $10,236 in 2010.  Partially offsetting the effect of the higher loss was a non-cash expense relating to stock-based compensation of $88,825.  In the current period we also incurred outflows from the reduction in accounts payable and accrued liabilities of $9,038 while in 2010 the cash outflow was $1,753 from changes in accounts payable and accrued liabilities.  Cash flows from financing activities in 2011 consisted of $550,500 received from the sale of common stock while investing activities consisted of $181,003 related to the acquisition of oil and gas property interests and $15,000 received from the disposal of the Saskatchewan leases.  There were no financing or investing activities in for the six-months ended February 28, 2010.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $210,773 for the period from June 5, 2008 (inception) to February 28, 2011, and has no sales.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended February 28, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended February 28, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended February 28, 2011, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

On January 20, 2011 the Registrant closed a private placement of 200,000 common shares at $2.00 per share for a total offering price of $400,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.  The proceeds from this financing will be used for land acquisitions and general working capital purposes.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31.1 – Certification of Principal Executive,  Financial and  Accounting Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2011 TITAN OIL & GAS, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)