Form 10-Q
period 2011-05-31
Titan Oil & Gas, Inc.
filed 2011-07-14
CIK 1446414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended May 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-153762

TITAN OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-2780766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 West Lake Mead Boulevard, Suite 300 Las Vegas, Nevada	89128
(Address of principal executive offices)	(Zip code)

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

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of July13, 2011.

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1. Financial Statements
Balance Sheets May 31, 2011 (unaudited), and August 31, 2010	3
Statements of Operations (unaudited) for the three and nine-month periods ended	4
May 31, 2011 and 2010, and for the period from inception
on June 5, 2008 to May 31, 2011.
Statements of Cash Flows (unaudited) for the nine-month periods ended	5
May 31, 2011 and 2010, and for the period from inception
on June 5, 2008 to May 31, 2011.
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 Controls and Procedures	20

PART II – Other Information

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. (Removed and Reserved)	21
Item 5. Other Information	21
Item 6. Exhibits	22

Item 1.  Financial Statements.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2011	2010
ASSETS
Current Assets
Cash	$213,158	$85,701
Accounts Receivable	14,374	–
Prepaid Expenses	2,563	1,319

Total Current Assets	230,095	87,020
Oil and Gas Property Interests (net) (note 2)	430,982	56,914

Total Assets	$661,077	$143,934

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$5,627	$46,230

Total Current Liabilities	5,627	46,230

Long Term Liabilities
Asset Retirement Obligations (note 3)	9,259	–
Total Long Term Liabilities	9,259	–

Total Liabilities
	14,886	46,230
Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued at May 31, 2011
(53,760,000 shares issued at August 31, 2010)	54,227	53,760
Paid-In Capital	779,124	119,496
Deficit Accumulated Since Inception of the Exploration Stage	(187,160)	(75,552)

Total Stockholders' Equity	646,191	97,704

Total Liabilities and Stockholders' Equity	$661,077	$143,934

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 5, 2008
	Ended		Ended		(Inception) to
	May 31,		May 31,		May 31
	2011	2010	2011	2010	2011
Revenues
Oil & Gas Revenue	$15,325	$-	$15,325	$-	$15,325

Expenses
Operating Expenses	3,197	–	3,197	–	3,197
Depletion and Accretion	5,809	–	5,809	–	5,809
Professional Expenses	3,500	16,178	16,569	21,928	60,219
General and Administrative	7,931	10,510	30,830	14,996	62,732
Management Fees	–	–	15,000	–	15,000
Stock-based Compensation	(28,725)	–	60,100	–	60,100
Total Expenses	8,288	(26,688)	(131,505)	(36,924)	(207,057)
Net Loss from Operations	23,613	(26,688)	(116,180)	(36,924)	(191,732)

Other Income (Expenses)
Gain on Sale of Assets	–	–	4,572	–	4,572
Net Other Income (Expenses)	–	–	4,572	–	4,572

Net Loss	$23,613	$(26,688)	$(111,608)	$(36,924)	$(187,160)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	54,227,000	62,056,520	54,092,293	78,991,944

(1)

Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since
			June 5, 2008
	For the Nine-Months Ended		(Inception) to
	May 31,		May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(111,608)	$(36,924)	$(187,160)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	5,809	-	5,809
Compensation Expense of Stock Options	60,100	-	60,100
Gain on Sale of Assets	(4,572)	-	(4,572)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(14,374)	-	(14,374)
Decrease (Increase) in Prepaid Expenses	(1,244)	(1,494)	(2,563)
Increase (Decrease) in Accounts Payable	(3,125)	8,629	4,787
Net Cash Used in Operating Activities	(69,014)	(29,789)	(137,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(368,877)	-	(372,717)
Long Term Liabilities - Asset Retirement Obligations	(152)	-	(152)
Proceeds From Disposal of Oil and Gas Interests	15,000	-	15,000
Net Cash Used in Investing Activities	(354,029)	-	(357,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	550,500	50,000	709,000
Net Cash Provided by Financing Activities	550,500	50,000	709,000

Net (Decrease) Increase in Cash and Cash Equivalents	127,457	20,211	213,158
Cash and Cash Equivalents at Beginning of Period	85,701	11,989	-
Cash and Cash Equivalents at End of Period	$213,158	$32,200	$213,158

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

Cumulative
Since
June 5, 2008
	For the Nine-Months Ended		(inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$840	$-	$840

The Company has granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  For the year ended August 31, 2010, all of the stock-based compensation expense of $14,756 was capitalized.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2011 resulting in an additional stock-based compensation expense of $49,495 being capitalized to oil and gas property interests and $60,100 being expensed.

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

Organization and Basis of Presentation

Titan Oil & Gas, Inc. (an exploration stage company) was incorporated in the name of Xtrasafe, Inc. on June 5, 2008 under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.

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

Nature of Operations

The Company currently has a 6% working interest in five producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any known resources or reserves.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in five producing oil wells as of May 31, 2011.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2010 has been omitted.  The results of operations for the three and nine-month periods ended May 31, 2011 are not necessary indicative of results for the entire year ending August 31, 2011.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in April 2010.  Previously, the Company had been in the business of marketing and selling electronic safe systems.  The Company has not realized any revenue from its present operations.  During the nine-months ended May 31, 2011, the Company incurred a net loss of $111,608.  Since inception on June 5, 2008 the Company has an accumulated deficit of $187,160 at May 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, stock-based compensation, asset retirement obligation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At May 31, 2011, $48,453 of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease acquisitions.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at May 31, 2011.

Foreign Currency

The Company has oil and gas property interests in Canada and as a result incurs transactions in Canadian dollars.  The Company translates its Canadian dollar balances to US dollars in the following manner:  assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2011, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2011 and 2010 and are thus not presented.

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

The Company has recognized $15,325 in revenue from its oil and gas exploration activities which commenced in April, 2011.

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

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The Company provides for future asset retirement obligations on its oil and natural gas properties based on estimates established by current legislation. The asset retirement obligation is initially measured at fair value and capitalized to capital assets as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying capital assets. The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depletion and accretion expense.  Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company currently earns revenue from its 6% working interest it has in five wells in Alberta, Canada.  The Company does not operate the wells but does currently market and sell its proportion of oil and gas produced from the wells.  The customers take title when the crude oil is transferred to their pipeline.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 – OIL AND GAS PROPERTY INTERESTS

		May 31, 2011 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$166,621	$6,043	$148,367	$321,031
Geological and geophysical (1)	105,415	1,086	-	106,501
Asset Retirement Obligation	-	-	9,107	9,107
Accumulated Depletion	-	-	(5,657)	(5,657)
Total expenditures	$272,036	$7,129	151,817	430,982

(1)

Balance includes total capitalized stock-based compensation expense of $64,251.

Property Acquisitions

Between September 2 and September 30, 2010 the Company entered into six Petroleum and Natural Gas (“P&NG”) Leases (the “September 2010 Leases”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the September 2010 Leases were acquired for an aggregate $76,850 and the purchase price includes the first year’s aggregate annual lease payments of $5,360.  The total area covered by the September 2010 Leases is 1,536 hectares.  The interests in the September 2010 Leases were acquired through public land sales held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each of the September 2010 Leases are for an initial five year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

On December 15, 2010 the Company acquired an interest in a P&NG Lease (the “December 2010 Lease”) in the province of Alberta, Canada.  The rights to the December 2010 Lease were acquired for $9,484 and the purchase price includes the first year’s annual lease payments of approximately $899.  The total area covered by the December 2010 Lease is 256 hectares.  The interests in the December 2010 Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

On January 12, 2011, the Company acquired an interest in two PN&G Leases (the “January 2011 Leases”) in the province of Alberta, Canada.  The rights to the January 2011 Leases were acquired for an aggregate $49,613 and the purchase price includes the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s January 2011 Leases is 768 hectares.  The interests in the January 2010 Leases were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

All of the Company’s leases are subject to royalties payable to the government of Alberta.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

On February 16, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases (the “Saskatchewan Leases”) in the province of Saskatchewan.  The rights to the Saskatchewan Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 – OIL AND GAS PROPERTY INTERESTS (Unproven) (Continued)

On April 14, 2011, the company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron Energy”), pursuant to which Huron Energy conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  In consideration for the Assets, the Registrant paid Huron Energy an aggregate CDN $140,000.  Including closing costs and taxes the Leaman was acquired for a total of $148,367.  The Leaman contains six oil wells with five currently in production. The Company has registered to do business in the province of Alberta under the name TNGS Oil & Gas, Inc. (“TNGS”).  The General Conveyance Agreement has been executed through the Company’s TNGS registration.

Depletion Expense

The Company has begun the process of preparing a reserve report for the Leaman but has not yet obtained a definitive reserve report.  However, the Company has obtained a preliminary estimate of its portion of recoverable barrels of oil of approximately 4,500 barrels. As a result $5,567 has been recorded as depletion expense at May 31, 2011. The actual recoverable number of barrels may differ materially from this estimate.

NOTE 3 – ASSET RETIREMENT OBLIGATION

As at May 31, 2011 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at $9,259 which includes $152 in accretion expense.

NOTE 4 – SHARE CAPITAL

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

NOTE 4 – SHARE CAPITAL (Continued)

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

On December 10, 2010 the Company granted 250,000 stock options at an exercise price of $1.30 to an officer of the Company.  The Company used the Black-Scholes model to calculate the fair value of the stock options using the following assumptions:  risk free rate – 0.17%, expected option life – 5 years, expected volatility – 92.6%, and expected dividend yield of 0%.  The fair value of these options on grant date was $0.97 per option.  Total stock option expense of $60,100 was recognized for the nine-months ended May 31, 2011 with the entire balance being expensed as the option grant relates to management services provided to the Company.  These stock options vest over a 24 month period and as a result the unvested portion of the options will be revalued in future periods.

For the year ended August 31, 2010, 550,000 stock options were granted to various consultants at an exercise price of $0.26 per share.  Total stock option expense of $14,756 was recognized for the year ended August 31, 2010 with the entire balance capitalized to oil and gas property interests as the options were granted to consulting geologists. The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2011 resulting in an additional stock-based compensation expense of $49,495 being capitalized to oil and gas property interests. No stock options were granted in either of the three or nine-month periods ended May 31, 2010.

The following table sets forth the options outstanding under the 2010 Plan as of May 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2010	4,450,000	550,000	$ 0.26
Options granted	(250,000)	250,000	$ 1.30
Balance, May 31, 2011	4,200,000	800,000	$ 0.59

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 – SHARE CAPITAL (Continued)

Stock Options (Continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at May 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	4.17	$ 0.26	75,000	$ 0.26
$ 1.30	250,000	4.50	$ 1.30	50,000	$ 1.30

	800,000			125,000

The aggregate intrinsic value of stock options outstanding at May 31, 2011 was $49,500 and the aggregate intrinsic value of stock options exercisable at May 31, 2011 was $6,750.  No stock options have been exercised to date.  As of May 31, 2011 there was $85,974 in unrecognized compensation expense that will be recognized over 2.5 years.

A summary of status of the Company’s unvested stock options as of May 31, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at August 31, 2010	475,000	$ 0.26	$ 0.18
Granted	250,000	$ 1.30	$ 0.97
Vested	(50,000)	$ 1.30	$ 0.97

Unvested at May 31, 2011	675,000	$ 0.57	$ 0.42

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine-months ended May 31, 2011 the Company paid its President and CEO $15,000 in management fees.  The Company’s President and CEO does not have an employment contract with the Company but may be paid management fees from time-to-time.  The Company pays two of its Directors $500 per month to serve on its Board of Directors.  During the nine-months ended May 31, 2011 the Company paid a total of $9,000 in Directors’ fees (2010 - $1,000).

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Titan Oil & Gas, Inc. (formerly Xtrasafe, Inc.) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended August 31, 2010 filed by the Company with the Securities and Exchange Commission.

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

Oil and Gas Property Interests

Titan Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties. The Company is currently receiving revenue from its 6% interest in five producing oil wells located on the Leaman Property.

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

Also on April 12, 2010 the Company acquired an interest in two P&NG Leases (the “Saskatchewan Leases”) in the province of Saskatchewan.  Including fees and closing costs the rights to the Saskatchewan Leases were acquired for an aggregate $9,873 and the purchase price includes the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Saskatchewan Leases is 132 hectares.  The interests in the Saskatchewan Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each Saskatchewan Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

On August 19, 2010 the Company acquired an interest in one P&NG Lease (the “August 2010 Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the August 2010 Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the August 2010 Lease is 256 hectares.  The interest in the August 2010 Lease was acquired through a public land sale process held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  The August 2010 Lease is for a 5 year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the lease.

Between September 2, 2010 and September 30, 2010 the Company entered into six additional P&NG leases (the “September 2010 Leases”) with the Alberta provincial government.  The terms of the September 2010 Leases are the same as those previously entered into between the Company and the Alberta government.  The additional leases cover a total area of 1,536 hectares and have minimum annual lease payments of $5,360.

On December 15, 2010 the Company acquired an interest in a P&NG Lease (the “December 2010 Lease”) in the province of Alberta, Canada.  The rights to the December 2010 Lease were acquired for $9,484 and the purchase price includes the first year’s annual lease payments of approximately $899.  The total area covered by the December 2010 Lease is 256 hectares.  The interests in the December 2010 Lease were acquired through a public land auction process held on a regular basis by the Alberta provincial government.  The terms of the December 2010 Lease are the same as those previously entered into by the Company.

On January 12, 2011, the Company acquired an interest in two P&NG Leases (the “January 2011 Leases”) in the province of Alberta, Canada.  The rights to the January 2011 Leases were acquired for an aggregate $49,613 and the purchase price includes the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s January 2011 Leases is 768 hectares.  The interests in the January 2011 Leases were acquired through a public land auction process held on a regular basis by the Alberta provincial government.

All of the Company’s leases are subject to royalties payable to the governments of Alberta or Saskatchewan.  The royalty is calculated using a revenue-less-cost formula. The leases are renewable if certain conditions are met.  For all of its current properties, the Company has obtained the Petroleum and Natural Gas rights only.

On February 16, 2011 the Company disposed of its interest in two P&NG (the “Saskatchewan Leases”) in the province of Saskatchewan.  The rights to the Saskatchewan Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

On April 14, 2011, the company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron Energy”), pursuant to which Huron Energy conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  In consideration for the Assets, the Registrant paid Huron Energy an aggregate CDN $140,000.

Including closing costs and taxes the Leaman was acquired for a total of $148,367.  The Leaman contains six oil wells with five currently in production. The Company has registered to do business in the province of Alberta under the name TNGS Oil & Gas, Inc. (“TNGS”).  The General Conveyance Agreement has been executed through the Company’s TNGS registration.

Financing Over the Next Twelve Months

On January 3, 2011 the Company closed a private placement of 67,000 common shares at $1.50 per share for a total offering price of $100,500 and on January 10, 2011 the Company closed a private placement of 200,000 common shares at $2.00 per share for a total offering price of $400,000.  The common shares were offered by the Company pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended.   The private placements were fully subscribed to by non-U.S. persons.  Over the next twelve months, the Company intends to explore various options for obtaining additional funding.  The Company currently does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the necessary expertise for any work being conducted.

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

Oil and Gas Property Interests

The Company has begun the process of preparing a reserve report for the Leaman property but has not yet obtained a definitive reserve report.  However, the Company has obtained a preliminary estimate of its portion of recoverable barrels of oil of approximately 4,500 barrels.  The actual number of recoverable barrels of oil could differ materially from this estimate.

Other than the Leaman property, our current properties are without known resources or reserves of natural gas or oil.  The Company is an exploration stage company and there is no assurance that a commercially viable oil or gas deposit exists on any of our properties. Further evaluation will be required on each property before a final evaluation as to the economics and legal feasibility of any property is determined.

Results of Operations

From June 5, 2008 (inception) to May 31, 2011 we have incurred losses of $187,160 and for the nine-months ended May 31, 2011 our net loss was $111,608 compared to a loss of $36,924 in the comparative period in 2010.  The principal components of our losses for this period were regulatory compliance, and general and administrative costs relating to office expenses.

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman property. The Leaman property currently has five producing wells.  The Company is not the operator of the wells on the Leaman property but the Company does currently take its proportion of the oil produced “in kind” which means that the Company is responsible for selling its own oil and gas.  The Company is currently selling its oil under the existing agreement in place between the vendor of the property and the vendor’s customer.  By July 31, 2011 the Company will need to either find a new customer or change the agreement with the well operator to no longer receive the oil in kind which would mean that the operator would pay the Company directly for its 6% share of the oil and gas produced, net of expenses.  For the months of April and May the Company has recorded a total of $15,325 in revenue that resulted from the sale of approximately 162 barrels of oil.  Gas production for the months of April and May was negligible. For the three and nine-month periods ended May 31, 2010 we did not generated any revenues from our operations.

Operating Expenses

For the ninemonths ended May 31, 2011 our net loss was $111,608 compared to $36,924 for the corresponding period in 2010.  The significant increase in loss in the current period was due to the Company increasing its level of operations compared to the prior period.  For the nine-months ended May 31, 2011 we incurred $60,100 in expensed stock-based compensation, $15,000 in management fees, $9,000 in directors’ fees, $5,809 in depletion and accretion, and $3,197 in operating expenses.   While the Company did not incur management fees, operating, depletion, or accretion expenses in 2010 it did incur $1,000 in directors’ fees in the nine-months ended May 31, 2010.  General and administrative expenses increased in the current period due to an overall increase in activity.

For the threemonths ended May 31, 2011 we had a net income of $23,613 compared to a net loss of $26,688 for the corresponding period in 2010.  The significant change in the current period was due a reversal of stock-based compensation expense of $28,725 for unvested options due to the reduction in the Company’s share price.  Excluding the impact of to the stock-based compensation, expenses have decreased in 2011 compared to 2010.  For the three-months ended May 31, 2011 we incurred $3,197 in operating expenses, $5,809 in depletion and accretion, and $3,000 in directors’ fees.  While the Company did not incur operating, depletion, or accretion expenses in 2010 it did incur $1,000 in directors’ fees.  Non-stock-based compensation expenses were higher in the prior three-month period ended May 31, 2011 due to legal and filing fees related to the Company’s name change in 2010.

Other Income (Expenses)

During the nine-months ended May 31, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases in the province of Saskatchewan.  The rights to the Saskatchewan Leases were sold to Westpoint for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.

Related Party Transactions

The disposal of the Saskatchewan leases was made to a related party as the President and CEO of the Company is also the President and CEO of Westpoint.  In addition, Jack Adams is a member of the Board of Directors of the Company and of Westpoint.

During the nine-months ended May 31, 2011 the Company paid its President and CEO $15,000 in management fees.  The Company’s President and CEO does not have an employment contract with the Company but may be paid management fees from time-to-time.

The Company pays Vivek Warrier and Jack Adams $500 per month to serve on its Board of Directors.  During the nine-months ended May 31, 2011 the Company paid a total of $9,000 in Directors’ fees (2010 - $1,000).

Liquidity and Capital Resources

We had a cash balance of $213,158 as of May 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•

$60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

•

$40,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the nine-months ended May 31, 2011 was $69,014 compared to $29,789 during the nine-months ended May 31, 2010.  The increase was largely due to an increase in the net loss to $111,608 in 2011 compared to $36,924 in 2010.  Partially offsetting the effect of the higher loss were non-cash expenses relating to stock-based compensation of $60,100, and depletion and accretion of $5,809 incurred in 2011.  In the current period we also incurred outflows from the reduction in accounts payable and accrued liabilities of $3,125 while in 2010 there was a cash inflow of $8,629 from changes in accounts payable and accrued liabilities.  Also reducing the impact of the increased loss was an outflow from accounts receivable of $14,374 while there were no receivables in 2010.  Cash flows from financing activities in 2011 consisted of $550,500 received from the sale of common stock while investing activities consisted primarily of $368,877 related to the acquisition of oil and gas property interests and $15,000 received from the disposal of the Saskatchewan leases.  Financing activities in 2010 were the result of $50,000 received from the sale of common stock.  There were no investing activities in for the nine-months ended May 31, 2010.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $187,160 for the period from June 5, 2008 (inception) to May 31, 2011.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended May 31, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended May 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July13, 2011 TITAN OIL & GAS, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)