Form 10-K
period 2011-08-31
Titan Oil & Gas, Inc.
filed 2011-11-29
CIK 1446414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 28, 2011 was $27,522,770

The number of shares of the issuer’s common stock issued and outstanding as of November 29, 2011 was 54,227,000 shares.

Documents Incorporated By Reference:  None

Oil and Gas Glossary

Adsorption: The accumulation of gases, liquids, or solutes on the surface of a solid or liquid.

Basin: A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Banff Formation: It is a stratigraphical unit of Lower Mississippian  age in the Western Canadian Sedimentary Basin.

Coal: A carbon-rich rock derived from plant material (peat).

Development: The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Drilling: The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, re-drilling or reconditioning of a well.

Drilling Logs: The recording of information about subsurface geologic formations, including records kept by the driller and records of mud and cutting analyses, core analysis, drill stem tests, and electric, acoustic, and radioactivity procedures.)

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

Nordegg:  A formation consisting of black limestone and calcareous black shales located in the subsurface.

P&NG: Petroleum and Natural Gas.

Pekisko: A stratigraphical unit of Mississippian age in the Western Canadian Sedimentary Basin.

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

PART I
Item 1.                      Description of Business.

Corporate Developments

Titan Oil & Gas, Inc. (the “Company”) is an exploration stage company  engaged in the acquisition and exploration of oil and gas properties.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land, a 2.51255% working interest in a non-producing oil well, and a 6% working interest in five producing oil wells.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.

The Company was incorporated on June 5, 2008 under the name Xtrasafe, Inc. under the laws of the State of Florida to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.

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

On August 5, 2010 the Company completed an extra-provincial registration in Alberta and then on June 20, 2011 the Company withdrew such extra-provincial registration and incorporated a wholly-owned subsidiary, TNGS Oil & Gas, Inc. (“TNGS”) in the province of Alberta.

Business Operations

The Company is engaged in the acquisition and exploration of oil and gas properties.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in a non-producing oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.

In addition, on April 12, 2010 the Company acquired an interest in two petroleum and natural gas (“P&NG”) leases (the “Saskatchewan Leases”) in the province of Saskatchewan, Canada.  Including fees and closing costs, the rights to the Saskatchewan Leases were acquired for an aggregate $9,873 and the purchase price included the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Saskatchewan Leases is 132 hectares.  The interests in the Saskatchewan Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.

On August 19, 2010 the Company acquired an interest in one P&NG lease (the “August 2010 Lease”) in the province of Alberta, Canada.  Including fees and closing costs, the rights to the August 2010 Lease were acquired for an aggregate $13,099 and the purchase price included the first year’s aggregate annual lease payments of $842.  The total area covered by the August 2010 Lease is 256 hectares.

Between September 2, 2010 and September 30, 2010 the Company entered into six additional P&NG leases (the “September 2010 Leases”) in the province of Alberta, Canada.  Including fees and closing costs, the rights to the September 2010 Leases were acquired for an aggregate $76,850 and the purchase price included the first year’s aggregate annual lease payments of $5,360.  The total area covered by the September 2010 Leases is 1,536 hectares.

On December 15, 2010 the Company acquired an interest in a P&NG lease (the “December 2010 Lease”) in the province of Alberta, Canada.  The rights to the December 2010 Lease were acquired for $9,484 and the purchase price included the first year’s annual lease payments of approximately $899.  The total area covered by the December 2010 Lease is 256 hectares.

On January 12, 2011, the Company acquired an interest in two P&NG leases (the “January 2011 Leases”) in the province of Alberta, Canada.  The rights to the January 2011 Leases were acquired for an aggregate $49,613 and the purchase price included the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s January 2011 Leases is 768 hectares.

On April 14, 2011, the  Company doing business in Alberta, Canada as TNGS Oil & Gas, Inc., entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to TNGS a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman Property”).  In consideration for the Assets, TNGS paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells, five of which are currently in production. Of the five currently in production, the Company receives revenue from four of the wells as a fifth well is currently in penalty.  The well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive any future revenue from the well in penalty.

On February 16, 2011 the Company disposed of its interest in the Saskatchewan Leases in the province of Saskatchewan, Canada.  The rights to the Saskatchewan Leases were sold to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.

The Company acquired its first oil-producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from  the Leaman Property it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $100,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office.  Current cash available is sufficient to fund the Company’s operations for the next twelve months.  However, management may in the future seek additional capital through equity or debt  offerings.

There are no assurances that any such plans will be realized or that additional financing will be available or available on terms favorable to us. Furthermore, if additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures or continue our operations.

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

Government Regulation

Development, production and sale of oil and natural gas in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  The oil and gas properties currently leased by the Company are owned by the Province of Alberta and are managed by the provincial Department of Energy.  Currently the Company has not been required to make large expenditures to comply with environmental and other governmental regulations as the Company is not the operator of its Leaman Property which is the Company’s only producing property.  However, in order to drill on the Company’s other properties the Company would need to obtain operator’s license, acquire appropriate insurance, and post a bond with the province of Alberta.  The costs to comply with these requirements may be substantial.  Matters subject to regulation include:

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

Subsidiaries

On August 5, 2010 the Company completed an extra-provincial registration in Alberta and then on June 20, 2011 the Company withdrew its extra-provincial registration and incorporated TNGS Oil & Gas, Inc. as a wholly-owned subsidiary in the province of Alberta.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

This investment has a high degree of risk.  Before you invest you should carefully consider the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.  This means you could lose all or a part of your investment.

RISKS RELATING TO OUR COMPANY

1.	Our auditors’ opinion in our August 31, 2011 financial statements includes an explanatory paragraph indicating the possibility that we may not be able to continue to operate.

We have incurred net losses of $215,196 from June 5, 2008 (inception) to August 31, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations or we will need to raise additional capital in order to fund our future exploration and development.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  Any such plans may not be successful. If we cannot continue as a viable entity, our shareholders their entire investment in our company.

2.
We are an exploration stage company with limited operating history in oil and gas exploration focused primarily on acquiring early-stage properties and establishing our operations, which makes it difficult to evaluate our business and operations and our ability to successfully develop profitable business operations and makes an investment in our company very risky.

On June 30, 2010, we changed our name from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and our domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with and into the new subsidiary.

In connection with the name and domicile change, the Company’s business was changed to oil and gas exploration.  The Company acquired its first oil-producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  As a result we have only recently commenced oil and gas production and exploration activities.  To date, revenues from production have not been sufficient to fund our operational needs.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have only recently begun to generate revenues from operations.

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

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable, which make our common stock a less attractive investment.

3.
The field of oil and gas exploration is difficult to predict because of technological advancements and market factors, which factors our management may not correctly assess and it may make it difficult for investors to sell their shares in our company.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

Management may incorrectly estimate projected occurrences and events within the timetable of our business plan, which would have an adverse effect on our results of operations and, consequently adversely affect the value of our stock.

4.
Because our current revenues are not sufficient to fund our future exploration programs we will need to raise a substantial amount of additional capital to fund our operations, develop our properties and acquire and develop new properties.  If we are unable to raise the necessary additional capital we will not be able to pursue our business activities, which would likely cause our common stock to become worthless.

The Company expects that it will need approximately $100,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is sufficient to fund the Company’s planned operations for the next twelve months.  Even with our production which began in April 2011, we will require substantial additional capital to fund our operations in the future in order to explore the rest of our leased properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Management may in the future seek to raise additional capital, from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, or be available on favorable terms, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

5.
Even if we discover unconventional tight gas on our properties, extraction can be costly. Accordingly, we will require substantial additional capital to fund our operations and should we fail to do so, we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Currently, we are focused primarily on exploring our Southeastern Alberta properties to determine the potential for hosting natural gas in the form of unconventional tight gas.  Unconventional tight gas is stuck in very tight formations underground, trapped in unusually impermeable, hard rock, or in a sandstone or limestone formations that are unusually impermeable and non-porous (tight sand).  Even if we discover unconventional tight gas, a great deal more effort has to be put into extracting gas from a tight formation than a conventional natural gas deposit, where once drilled, the gas can usually be more readily and easily extracted..  Several techniques exist that allow natural gas to be extracted, including fracturing and acidizing, however, these techniques are very costly.  Accordingly, we will require substantial additional capital to fund our operations.  Because cash flow from our current operations is not sufficient to fund all of our operating needs, we will need to raise additional capital to fund such extraction if and when we make such gas discoveries.  Should sufficient capital not be available, we will not be able to extract such gas and the implementation of our business strategy would be adversely affected.  In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

6.
We are heavily dependent on contracted third parties.  The inability to identify and obtain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We are dependent on the continued services of third party contractors whose knowledge and technical expertise is critical for future of the Company.  Our success is also heavily dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not currently have any long-term consulting agreements in place with third parties under which we can ensure that we will have sufficient expertise to undertake our planned exploration program.  If we were unable to obtain and maintain the services of third party contractors our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

7.	Volatility of oil and gas prices and markets, over which we have no control, could make it difficult for us to achieve profitability and investors are likely to lose their investment in our company.

Our ability to achieve profitability is dependent on prevailing prices for natural gas and oil.  The amounts of, and price obtainable for, any oil and gas production that we achieve will be affected by market factors beyond our control.  If these factors are not favorable over time to our financial interests, it is likely that owners of our common stock will lose their investments. Such factors include:

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
• suspension of our operations; and
• repairs to resume operations.

9.
If we commence drilling, and we do not currently have any contracts with equipment providers, we may face the unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services which could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget and, as a result, negatively impact our financial condition and results of operations.

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

We have ten P&NG leases in Albert, Canada.  Our leases require annual lease payments to the Alberta provincial government as described above in the Description of Business section.  If we do not continue to make the annual lease payments, we will lose our ability to explore and develop the properties and we will not retain any kind of interest in the properties.

13.
We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in locating and commercializing oil and natural gas reserves and, as a result, we may fail in our ability to maintain or expand our business.

The natural gas and oil market is intensely competitive, highly fragmented and subject to rapid change.   We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  If we are unable to compete successfully with our existing competitors or with any new competitors we may not be able to develop or expand our business.

14.	We expect losses to continue in the next 12 months because our oil or gas revenues are not sufficient to offset losses.

We acquired our first revenue-producing property in April 2011.  However, revenues from this property have not been sufficient to generate a profit.  We do not believe that revenues from our one producing property will generate profits in the future.  As a result, we expect to incur operating losses in next 12 months.  The operating losses will occur because there are expenses associated with the operation of oil wells.  In addition, the cost of acquiring and exploring natural gas and oil properties which do not have any income-producing reserves are significant.  Failure to generate additional revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

15.
Our officer and directors do not devote all of their time to our company and one of our directors works for other natural resource exploration companies, which may result in a conflict of interest,  and a slow down our operations.

Our sole officer and three directors are not required to work exclusively for us and do not devote all of their time to our operations.   Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is currently expected that each of our directors will devote only approximately one hour per week to our activities on an ongoing basis, and when required will devote more time when property visits are required or when extensive analysis of information is needed.  One of our directors works for other natural resource exploration companies.  Therefore, it is possible that a conflict of interest with regard to his time and business opportunities may arise because of his employment by such other companies which would negatively impact our operations.

16.	Our principal shareholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 66% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws;
•	significant corporate actions and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. .
In addition, it is possible for our principal shareholder to sell or otherwise dispose of all or a part of his shareholdings which could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  Furthermore, the controlling shareholder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

17.
We have no employees and our only officer and two other directors each work one hour per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees and our only officer and two other directors work on our business one hour per week.  With practically no personnel, we have a limited ability to monitor our operations, such as the progress of oil and gas exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

RISKS RELATING TO OUR COMMON STOCK

18.	We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 common shares, of which 54,227,000 shares are issued and outstanding.  The future issuance of our common stock for future services or acquisitions or other corporate actions may result in substantial dilution in the percentage of our common stock held by our then existing shareholders and may have an adverse effect on any trading market, if one is established for our common stock

19.
Our common stock is subject to the "penny stock" rules of the SEC which may make buy or selling our common stock difficult.  We have no established market for our common stock and there can be no assurance that one will ever develop or be sustained.

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock," as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

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

The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock which could severely limit the market price and liquidity of our common stock.

20.	Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties.

Corporate Office

The Company does not currently have physical office space.  We currently maintain our corporate office on a shared basis at 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128 pursuant to a one-year lease for monthly lease payments of $249.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Interests

Oil and Gas Property Lease Information

The Company’s Southeast Alberta Property is comprised of ten “P&NG leases with the government of the province of Alberta, Canada.  All of the interests in the leases were acquired through a public land sale process held on a regular basis by the provinces of Alberta.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each lease is for a 5 year term with a commencement date equal to the date of acquisition, requires minimum annual lease payments of CDN $3.50 (USD $3.57) per hectare, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The leases are renewable if certain conditions are met.  All leases require the payment of the first year’s minimum annual lease payments at the time of acquisition.  .  The P&NG leases are subject to royalties payable to the Alberta provincial government.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

The province of Alberta can sell oil or gas rights separately and can sell the rights to different geological formations which can occur at different depths at different times.  As a result, there are producing gas wells on several sections of the Company’s Southeast Alberta Property but the Company does not have the rights to the gas from these wells as the Company has acquired different rights from the province.  The data from the gas well are available to the public so the Company may make use of this data when assessing its properties.  However, the existence of a producing gas well on any one of the Company’s properties does not mean that gas or oil exists within the land rights held by the Company.

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

Unconventional gas is found in virtually all Canadian sedimentary basins with the gas resource estimated at over 60 trillion cubic metres, according to the Alberta Utilities Commission. Over the last several decades, new technologies have allowed it to be commercially developed.  According to the Alberta Utilities Commission, between 20% and 30% of Canada's current natural gas production is unconventional and unconventional gas accounts for over 40% of gas production in the United States.

Significant tight gas production occurs in shallow gas plays in Alberta, and the deep basin of Alberta.  Over the years there has been significant success in accessing natural gas locked in these tight gas reservoirs primarily through the application of horizontal drilling technology.  As conventional sandstones and limestones continue to decline in production, we believe that these tight formations will become increasingly important as industry currently shows a high level of interest in this play.

Leaman Property

Acquisition of Interest

On April 14, 2011, the Company doing business in Alberta, Canada as TNGS Oil & Gas, Inc.  entered into the General Conveyance Agreement with Huron, pursuant to which Huron conveyed to the Company a 6% working interest in the Assets in 800 acres of land located in the Leaman Property.  In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue form four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive any future revenue from the well in penalty.  .

Description and Location of the Leaman Property

The Leaman Property consists of a 6% non-operated working interest in 800 acres of land in the Leaman area of Alberta, Canada.  The Leaman Property is located 80 miles northwest of Edmonton.  The Company’s rights include P&NG rights from the base of Nordegg to the Base of the Pekisko.

The following is a list of the lands acquired as part of the Leaman Property acquisition:

Lands	Company Interest	Lease No.	Expiry	Encumbrances	Wells
T57 R9W5: 31 P&NG below base Nordegg to base Pekisko	6.00%	0599070341	Continued	Crown Royalty	6-31-57-9W5 02/6-31-57-9W5 (1) 7-31-57-9W5 10-31-57-9W5 11-31-57-9W5 (1) 02/12-31-57-9W5
T58 R10W5: SE 1 P&NG below base Nordegg to base Pekisko	6.00%	0599030221	Continued	Crown Royalty

(1)	Company’s interest in the 02/6-31-57-9W5 and 11-31-57-9W5 wells is: 0% BPPO and 6.00% APPO

Facilities
Water Disposal Pipeline, Metering Equipment and facilities from 8-36-57-10W5 to 16-35-57-10W5 disposal well
3% working interest

16-35-57-10W5 disposal well
6% working interest

The wells on the Leaman Property are operated by Petrobakken Energy Ltd. (‘Petrobakken”).  The Company sells the oil it receives from the Leaman Property directly to a third party and pays Petrobakken on a monthly basis for the well operating costs.  Gas production has been minimal since the acquisition of Leaman by the Company

Reserves and Resources

GLJ Petroleum Consultants of Calgary, Alberta, Canada have prepared a reserve report on the Leaman Property as of March 31, 2011. The following is a summary of the reported results.

	Summary of Reserves
	Proved Producing	Proved Plus Probable Producing
MARKETABLE RESERVES
Heavy Oil (Mbbl)
Gross Lease	137.7	160.5
Total Company Interest	6.6	7.7
Net After Royalty	6.3	7.3
Gas (MMcf)
Gross Lease	16.7	19.5
Total Company Interest	0.7	0.8
Net After Royalty	0.6	0.8
Oil Equivalent (Mbbl)
Gross Lease	140.5	163.8
Total Company Interest	6.7	7.8
Net After Royalty	6.4	7.4

A copy of this report has been attached to this Form 10-K as exhibit 99.1.

The Company’s share of production from April 1, 2011 to August 31, 2011 was approximately 401 barrels of oil.

Southeast Alberta Properties

R18
R13
R8
T27
T27
Cessford
Atlee Buffalo
T22
T22
Suffield 2
Eyremore
Suffield
T17
T17
Retlaw
City of
Medicine Hat
T12
T12
North
City of
Lethbridge
Bow Island
Taber
T7
T7
R19
R14
R9
R4W4

Titan Oil and Gas Inc.

Attachment No. 1

Circles are Titan Land Locs

Created in AccuMap™ Product of IHS Datum: NAD27 Vol. 21 No 01, Jan 13 2011 (403) 770-4646 Copyright © 1993-2011	Author: WCB Date: January 29, 2011 File: Show Map1.MAP Scale: 1 : 1000808 Projection: Stereographic Center: N50.43725, W111.75374
Grid Information: DLS: IHS Enhanced Grid NTS: Theoretical Grid FPS: Theoretical Grid US: IHS US Grid	DLS Version Information: AB: ATS 2.6 BC: PRB 2.0 SK: STS 2.5 MB: MLI07

Scale 1:1000808

0 Kilometers 40

0 Miles 20

Map of the Southeast Alberta Properties.  Red circles indicate the location of the Company’s interests.

Acquisition of Interests

On August 19, 2010 the Company acquired an interest in the August 2010 Lease.  Including fees and closing costs the rights to the August 2010 Lease were acquired for an aggregate $13,099 and the purchase price included the first year’s aggregate annual lease payments of $842.  The total area covered by the August 2010 Lease is 256 hectares.

Between September 2, 2010 and September 30, 2010 the Company entered into the September 2010 Leases.  Including fees and closing costs the rights to the September 2010 Leases were acquired for an aggregate $76,850 and the purchase price included the first year’s aggregate annual lease payments of $5,360.  The total area covered by the September 2010 Leases is 1,536 hectares.

On December 15, 2010 the Company acquired an interest in the December 2010 Lease).  The rights to the December 2010 Lease were acquired for $9,484 and the purchase price included the first year’s annual lease payments of approximately $899.  The total area covered by the December 2010 Lease is 256 hectares.

On January 12, 2011, the Company acquired an interest in the January 2011 Leases.  The rights to the January 2011 Leases were acquired for an aggregate of $49,613 and the purchase price included the first year’s aggregate annual lease payments of approximately $2,724.  The total area covered by the Company’s January 2011 Leases is 768 hectares.

Description and Location of the Southeast Alberta Properties

The Company has acquired the following leases:

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

August 19, 2010	Retlaw	1	256	CDN $896 / USD $915
September 2, 2010	Bow Island	1	256	CDN $896 / USD $915
September 2, 2010	Eyremore	1	256	CDN $896 / USD $915
September 2, 2010	Eyremore	1	256	CDN $896 / USD $915
September 16, 2010	Atlee Buffalo	1	256	CDN $896 / USD $915
September 30, 2010	Taber	1	256	CDN $896 / USD $915
September 30,2010	Bow Island	1	256	CDN $896 / USD $915
December 15, 2010	Cessford	1	256	CDN $896 / USD $915
January 12, 2011	Suffield	1	256	CDN $896 / USD $915
January 12, 2011	Suffield	1	512	CDN $1,792 / USD $1,828
		10	2,816	CDN $9,856 / USD $10,063

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

Upper Cretaceous through Tertiary-aged coal also occurs across the plains with older coals being overlain by progressively younger rocks and coals.  Three coal zones are recognized within the Upper Cretaceous Belly River Group located in Alberta:  the McKay Coal Zone, near the base of the Belly River Group; the Taber Coal Zone, located in the middle; and the Lethbridge Coal Zone, at the top of the Belly River Group.  Compared to the Mannville coals, the overall thin coals and restricted lateral continuity of the Belly River Group coal seams have resulted in limited exploration efforts in these coals.

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

To date, coals with relatively low gas contents, but with favorable fracturing are being exploited for unconventional production in the south-central plains.  Mannville coals are showing potentially favorable amounts of fracturing and high gas contents in some locations and are undergoing evaluation in the north central to central plains.

Exploration History and Geology of the Southeast Alberta Properties

Atlee- Buffalo

The Atlee-Buffalo land parcel is located in Section 6, Township 23, Range 8 West of the 4th Meridian and is approximately sixty miles north of Medicine Hat, Alberta, Canada. The land contains one abandoned well 6-6-23-8W4 which was drilled and the rig released on 1989-08-27 with total depth (TD) to the Banff formation of the Mississippian age. Shallow Milk River stringers run from 1090 to 1340 feet in depth. The Company owns all P&NG rights and there has been no production to date. The offset wells at 16-36-22-9W4 and 6-31-22-8W4 are producing from the Milk River formation at a current rate of 10 to15 and 25 to 30 mcf/d (thousand cubic feet per day) respectively. Regionally, production in the area has been from the Belly River, Colorado, Medicine Hat, and Second White Specks zones.  This land parcel does not contain any assigned reserves or resources and the Company has not had any production from this land parcel.

Bow Island

The two Bow Island land parcels are located in Sections 23 and 25 both in Township 10, Range 10 West of the 4th Meridian and are approximately twenty miles southwest of Medicine Hat, Alberta, Canada. Section 23 contains one abandoned well while no wells have been drilled on section 25. The Company owns all P&NG rights and there has been no production from the lands to date. The abandoned well 7-23-10-10W4 was drilled and rig released on 1990-01-25 with TD in the Madison horizon.

The Bow Island formation, at 2486 to 2493 feet and from 2630 to 2650 feet, was identified as having potential production. The formation has been damaged and will require fracturing.
Regionally, production in the area has been from the Milk River, Medicine Hat and Second White Specks in the vicinity of the Company lands and as these are generally blanket sands and may  be considered for future development. New drilling in the region has been to the Sawtooth formation. These land parcels do not contain any assigned reserves or resources and the Company has not had any production from these land parcels.

Eyremore

The two Eyremore land parcels are located in Sections 20 and 21 in Township 18 Range 17 West of the 4th Meridian and are approximately forty-eight miles north of Lethbridge, Alberta, Canada. The two land parcels contain a total of eight producing gas wells which are producing from above the base of the Mannville formation. These eight wells are not Company gas wells as the lands acquired by the Company contain P&NG rights below the base of the Mannville.  All new wells that have their productive formation identified are producing from zones that are above the base of the Mannville. These land parcels do not contain any assigned reserves or resources and the Company has not had any production from these land parcels.

Retlaw

The Retlaw land parcel is located in Section 9 Township 14 Range 18 West of the 4th Meridian and is approximately thirty miles northeast of Lethbridge, Alberta, Canada. The Company acquired P&NG rights below the base of the Mannville. The section contains one abandoned and one producing gas well however neither well penetrates to the zones acquired. Regionally, production has been from the Mannville, Belly River, Arcs, Nisku, and Glaucautic zones. This land parcel does not contain any assigned reserves or resources and the Company has not had any production from this land parcel.

Taber

The Taber land parcel is located in Section 22 Township 9 Range 16 West of the 4th Meridian and is located approximately thirty miles east of Lethbridge, Alberta, Canada. The land has one abandoned well 5-22-9-16W4 which was drilled and rig released on 1942-11-22. The existing logs are too old to be useful. The Company owns all P&NG rights. Regionally, newly drilled wells are located in a major Mannville field to the west of the Company land and have had production from the Mannville and Sawtooth formations. This land parcel does not contain any assigned reserves or resources and the Company has not had any production from this land parcel.

Cessford

The Cessford land parcel is located in Section 30, Township 22, Range 11, West of the 4th Meridian and is approximately sixty-five miles north north-west of Medicine Hat. The land contains nine gas wells and one abandoned well.    These nine wells are not Company gas wells as the Company owns all P&NG rights below the base of the Medicine Hat sandstone excepting NG in the Basal Colorado and the Blairmore. Section 30 production is from the Medicine Hat and the Milk River which the Company has no P&NG rights. The surrounding gas producers have no Cardium, Bakken or Glauconite production.  This land parcel does not contain any assigned reserves or resources and the Company has not had any production from this land parcel.

Suffield

The two Suffield land parcels are located in Township 17 Range 8 and Township 18 Range 5 respectively, both West of the 4th Meridian. The Company holds P&NG rights below the base of the Second White Specs. The land parcels and the surrounding lands have production from the Medicine Hat, Milk River and Second White Specs. The Company has no P&NG rights in any of these formations. There appears to be no area evidence of Cardium, Bakken, Viking or Glauconite production.  The land contains fifteen gas wells and one abandoned well but these fifteen wells are not Company gas wells as the rights to the gas are held by third parties.  These land parcels do not contain any assigned reserves or resources and the Company has not had any production from these land parcels.

Current State of Exploration

The Company has not undertaken any drilling on its Southeast Alberta properties.  There are abandoned wells on such properties drilled by former property owners.  In addition, there are producing gas wells but all production from these wells is owned by other companies as the production is from zones whose rights have been leased by other enterprises.  Drill log information from wells drilled on adjacent properties is publicly available. The Company is currently reviewing these data.

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

The review of the data will include preparing detailed geological maps using existing drill log data with the aim of identifying potential drill targets and to obtain a better understanding of potential strategies for acquiring new land holdings.  The Company will not undertake any drilling in 2011, as the on-going review of available information will take between twelve to eighteen months to complete commencing  January 2011.  Therefore, the Company is not expecting to undertake any drilling until at least 2012.

Saskatchewan Properties

Acquisition of Interests

On April 12, 2010 the Company acquired an interest in the “Saskatchewan Leases”..  Including fees and closing costs the rights to the Saskatchewan Leases were acquired for an aggregate $9,873 and the purchase price included the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Saskatchewan Leases is 132 hectares.  The interests in the Saskatchewan Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the Alberta government the bid price and enters into a formal lease with the government.  The term of the Saskatchewan Leases is for 5 years, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

On February 16, 2011 the Company disposed of its Saskatchewan Leases to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, Jack Adams is a member of the Board of Directors of the Company and Westpoint.

Alberta Well Interest

Acquisition of Interest

On April 12, 2010 the Company executed the Sale and Conveyance Agreement with the Vendor for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada.  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.

Description and Location of the Alberta Well Interest

The underlying lease with the Alberta government is Crown Lease 0587090167 and is located at Township 49, Range 15 W5M: 7 with the well known as Apex et al Peco 100/06-07-049-15W5/00 (the “Well”).  The Well is located approximately 30 miles from Edson, Alberta, Canada.

Exploration History of the Alberta Well Interest

The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the Well and currently the Well is not in production. Harness Petroleum Inc. (“Harness”) is the current operator of the Well.

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

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock has been quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “TNGS.OB.” since July 27, 2010. Prior to July 27, 2010 there was no active market for our common stock. The following table sets forth the high and low closing bid prices of our common stock as quoted on the OTCBB.

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2011	Fourth Quarter	$0.42	$0.11
	Third Quarter	$1.54	$0.35
	Second Quarter	$2.905	$0.70
	First Quarter	$1.00	$0.10
2010	Fourth Quarter	$0.60	$0.10
	Third Quarter	$0.0375	$0.025

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On November 25, 2011, there were approximately thirty-three holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any dividends in the foreseeable future. Rather, the Company expects to retain any future earnings to finance its operations and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2010, securities issued and securities available for future issuance under our 2010 Stock Option Plan were as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	5,000,000	$0.59	4,200,000

On August 3, 2010, the Company adopted its 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of stock options to key employees, directors and consultants, of common shares of the Company.  5,000,000 shares of common stock are reserved for issuance under the 2010 Plan. Under the 2010 Plan, the grant of stock options, the exercise prices, and the option terms are to be determined by the Company's Board of Directors For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  The term of options granted under the 2010 Plan may not exceed five years.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company is engaged in the acquisition and exploration of oil and gas properties.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.

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

Plan of Operation

The Company’s current objective for the next twelve months is to continue to explore the properties subject to its P&NG leases.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman Property the Company expects that losses will continue in the future until additional producing assets can either be developed or acquired.  The Company expects that it will need approximately $100,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is sufficient to fund the Company’s operations for the next twelve months. However, management may in the future seek additional capital through equity or debt offerings.  There are no assurances that management’s plans will be realized or that additional financing will be available or available on terms favorable to us.

We continue to run our operations with the use of contract operators, and as such do not currently anticipate a change to our company’s staffing levels. We remain focused on keeping management, which currently consists of our three directors and one officer, at a minimum to conserve capital. We believe that outsourcing of necessary operations continues to be the most cost effective and efficient manner for us to presently conduct business.

We do not currently anticipate any equipment purchases in the twelve months ending August 31, 2012.

Results of Operations

The Fiscal Year Ended August 31, 2011 compared to the Fiscal Year Ended August 31, 2010

Revenues

The Company recognized $34,593 in revenue in 2011 compared to $0 in 2010.  The Company acquired its first oil-producing assets in April 2011 when it acquired the Leaman Property.  The Company’s share of production from April 1, 2011 to August 31, 2011 was approximately 401 barrels of oil.

Previously, the Company had not realized any revenue from its oil and gas properties.

Expenses

For the fiscal year ended August 31, 2011 our net loss was $139,644 compared to $57,288 for the corresponding period in 2010.  Many of the Company’s expenses have increased in the current year as a result of the Company increasing its overall level of activity.  For the fiscal year ended August 31, 2011, operating expenses were $25,414 compared to $0 in fiscal 2010.  The increase was due to the Company acquiring its first oil-producing assets in April 2011.  Associated with the acquisition of producing assets the Company incurred $8,429 in depletion and accretion while $0 was incurred in fiscal 2010.  In addition, the Company paid its Chief Executive Officer $15,000 in management fees and its directors $12,000 in fiscal 2011.  There were no management fees paid in fiscal 2010 while there were $3,000 in directors’ fees as the directors served a whole year in fiscal 2011 and only a partial term in fiscal 2010.  Stock-based compensation of $61,375 was expensed in fiscal 2011 as options were granted to the Company’s Chief Executive Officer.  In fiscal 2010, all stock-based compensation was capitalized as all stock options granted prior to fiscal 2011 were granted to geologists.  Professional fees have decreased to $27,905 in fiscal 2011 from $34,625 in fiscal 2010 as in fiscal 2010 the Company incurred expenses related to its name and jurisdiction changes.

Other Income (Expense)

During the fiscal year ended August 31, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases in the province of Saskatchewan.  The rights to the Saskatchewan Leases were sold to Westpoint for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.

The Fiscal Year Ended August 31, 2010 compared to the Fiscal Year Ended August 31, 2009

Revenues

We did not earn any revenues during the fiscal years ended August 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Expenses

For the fiscal year ended August 31, 2010 our net loss was $57,288 compared to $18,144 for the corresponding period in 2009.  Expenses have increased in fiscal 2010 due to legal and filing fees related to the Company’s name and jurisdiction changes, and to an increased level of regulatory compliance.  Also, the Company established a new office and began paying two of its directors $500 per month which resulted in $3,000 in expenses for directors’ fees in fiscal 2010.  Expenses for the fiscal year ended August 31, 2009 related primarily to legal and accounting fees for preparing and filing the Company’s quarterly and annual public filings.

Liquidity and capital resources

We had a cash balance of $195,619 and working capital of $196,539 of August 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$40,000 for annual minimum lease payments and on-going assessment of our Alberta properties.

Net cash used in operating activities during the fiscal year ended August 31, 2011 was $113,612 compared to $43,189 during the fiscal year ended August 31, 2010.  The increase was largely due to an increase in the net loss to $139,644 in fiscal 2011 from $57,288 in fiscal 2010.  Partially offsetting the effect of the increased net loss were non-cash items in fiscal 2011 of $8,429 for depletion and accretion, and $61,375 in stock-based compensation.  Neither of these items were incurred in fiscal 2010.  Working capital changes in fiscal 2011 consisted of outflows from an increase in accounts receivable of $31,235, an outflow from an increase in prepaid expenses of $6,735, and an outflow of $1,230 from a decrease in accounts payable and accrued liabilities.   In fiscal 2010, there was an outflow from an increase in prepaid expenses of $1,319, and an inflow of $15,418 from an increase in accounts payable and accrued liabilities.  The Company did not have any accounts receivable in fiscal 2010 as it did not start recognizing revenue until April 2011.

Cash flows from financing activities in fiscal 2011 consisted of $550,500 received from the sale of common stock while investing activities consisted primarily of $341,970 related to the acquisition of oil and gas property interests and $15,000 received from the disposal of the Saskatchewan Leases.  Financing activities in fiscal 2010 were the result of $130,000 received from the sale of common stock.  Investing activities for the fiscal year ended August 31, 2010 were the result of $13,099 for the acquisition of oil and gas property interests.

Going Concern Consideration

The Company’s financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.   During the fiscal year ended August 31, 2011, the Company incurred a net loss of $139,644.   Since inception on June 5, 2008 the Company has an accumulated deficit of $215,196 to August 31, 2011.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman Property it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.   Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended August 31, 2011. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Oil and Gas Property Payments and Exploration Costs;
Revenue Recognition;
Impairment of Long-lived Assets;
Income taxes;
Stock-based compensation;
Foreign currency translation; and
Asset retirement obligations.

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

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company currently earns revenue from its 6% working interest it has in four producing wells in Alberta, Canada.  The Company does not operate the wells but does currently market and sell its proportion of oil and gas produced from the wells.  The customers take title when the crude oil is transferred to their pipeline.

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

Stock-Based Compensation

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

Foreign Currency Translation

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

On December 1, 2009 the Company adopted the guidance in Accounting Standards Codification (“ASC”) 805, “Business Combinations”.  ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company adopted the newly ratified guidance which is part of ASC 815-40, “Contracts in Entity’s Own Equity”. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company became subject to revised reporting requirements relating to oil and natural gas reserves that a company holds, which were prescribed by the SEC. Included in the new rule entitled ―Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new reporting requirements are applicable to registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. As at August 31, 2011, the Company has proved and probable reserves and is therefore subject to the reporting requirements. The adoption of these reporting requirements will result in increased disclosures to the financial statements.

On December 1, 2009 Accounting Standards Update (ASU) No. 2010-03 ― “Oil and Gas Reserve Estimation and Disclosures.” became effective for the Company. The guidance requires additional disclosures to be made relating to current oil and gas reserve estimation. The adoption of these reporting requirements will result in increased disclosures to the financial statements as the Company has proved and probable reserves.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

September 2011, the Financial Accounting Standards Board (FASB) issued an update that is intended to simplify the annual goodwill impairment assessment process by permitting a company to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. This change is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, but early adoption is permitted. The adoption of this statement is not expected to have an effect on the Company’s reported financial position or results of operations.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.   Financial Statements.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

August 31, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	42

Balance Sheets
August 31, 2011 and 2010	43

Statements of Operations for the
Years Ended August 31, 2011 and 2010 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2011	44

Statement of Stockholders’ Equity
Since June 5, 2008 (inception) to August 31, 2011	45

Statements of Cash Flows for the
Years Ended August 31, 2011 and 2010 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2011	46

Notes to Financial Statements	48

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Titan Oil & Gas, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2011 and the related statements of operations, and cash flows for the year ended August 31, 2011 and the cumulative since June 5, 2008 (inception) to August 31, 2011, and the statement of stockholder’s equity since June 5, 2008 (inception) to August 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2011 and the results of its operations and its cash flows for the year ended August 31, 2011 and the cumulative since June 5, 2008 (inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $215,196, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ Robison, Hill & Co.____
Certified Public Accountants

Salt Lake City, Utah
November 29, 2011

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2011	2010
ASSETS
Current Assets
Cash	$195,619	$85,701
Accounts Receivable	31,235	-
Prepaid expenses	8,054	1,319
Total Current Assets	234,908	87,020

Oil and Gas Property Interests, Net (Note 4)	417,280	56,914

Total Assets	$652,188	$143,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$38,369	$46,230
Total Current Liabilities	38,369	46,230

Long Term Liabilities
Asset Retirement Obligations (Note 5)	2,796	-
Total Long Term Liabilities	2,796	-

Total Liabilities	41,165	46,230

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001 Authorized 100,000,000 shares, Issued 54,227,000 shares at August 31, 2011 (August 31, 2010 – 53,760,000)	54,227	53,760
Paid-In Capital	771,992	119,496
Deficit Accumulated Since Inception of Exploration Stage	(215,196)	(75,552)

Total Stockholders’ Equity	611,023	97,704

Total Liabilities and Stockholders’ Equity	$652,188	$143,934

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011
Revenues
Oil and Gas Revenue	$34,593	$-	$34,593

Expenses
Operating Expenses	25,414	-	25,414
Depletion and Accretion	8,429	-	8,429
Professional Expenses	27,905	34,625	71,555
General and Administrative	28,686	19,663	57,588
Management Fees	15,000	-	15,000
Stock-based compensation	61,375	-	61,375
Directors’ Fees	12,000	3,000	15,000
Total Expenses	178,809	57,288	254,361
Net Loss from Operations	(144,216)	(57,288)	(219,768)

Other Income (Expenses)
Gain on Sales of Assets (Note 4)	4,572	-	4,572
Net Other Income (Expense)	4,572	-	4,572

Net Loss	$(139,644)	$(57,288)	$(215,196)

Basic and Diluted loss per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	54,126,247	72,597,479

(1)  Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total
Balance at June 5, 2008 (inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.000125 per share, August 13, 2008	72,000,000	72,000	(63,000)	—	9,000
Net Loss	—	—	—	(120)	(120)
Balance at August 31, 2008	72,000,000	72,000	(63,000)	(120)	8,880

Common Stock Issued for Cash at $0.00125 per share, February 27, 2009	15,600,000	15,600	3,900	—	19,500
Net Loss	—	—	—	(18,144)	(18,144)
Balance at August 31, 2009	87,600,000	87,600	(59,100)	(18,264)	10,236

Share Cancellation on March 24, 2010	(36,000,000)	(36,000)	36,000	—	—
Common Stock Issued at $0.025 per share, April 12, 2010	2,000,000	2,000	48,000	—	50,000
Common Stock Issued at $0.50 per share, August 18, 2010	160,000	160	79,840	—	80,000
August 2010, Compensation from the Issuance of Stock Options at Fair Market Value	—	—	14,756	—	14,756
Net Loss	—	—	—	(57,288)	(57,288)
Balance August 31, 2010 (Balance Carried Forward)	53,760,000	53,760	119,496	(75,552)	$97,704

Common Stock Issued at $0.025 per share, September 10, 2010	200,000	200	49,800	—	50,000
Common Stock Issued at $1.50 per share, January 31, 2011	67,000	67	100,433	—	100,500
Common stock issued at $2.00 per Share, January 10, 2011	200,000	200	399,800	—	400,000
August 2011, Compensation from the Issuance of Stock Options at Fair Market Value	—	—	102,463	—	102,463
Net Loss	—	—	—	(139,644)	(139,644)
Balance August 31, 2011	54,227,000	$54,227	$771,992	$(215,196)	$611,023

(1) Reflects the 8:1 forward stock split completed on July 23, 2010.  See Note 7.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(139,644)	$(57,288)	$(215,196)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	8,429	—	8,429
Compensation Expense of Stock Options	61,375	—	61,375
Gain on Sale of Assets	(4,572)	—	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(31,235)		(31,235)
(Increase) Decrease in Prepaid Expenses	(6,735)	(1,319)	(8,054)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(1,230)	15,418	15,941
Net Cash Used in Operating Activities	(113,612)	(43,189)	(173,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(341,970)	(13,099)	(355,069)
Proceeds from Disposal of Oil and Gas Interest	15,000	—	15,000
Net Cash Used in Investing Activities	(326,970)	(13,099)	(340,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	550,500	130,000	709,000
Net Cash Provided by Financing Activities	550,500	130,000	709,000

Net (Decrease) Increase in Cash and Cash Equivalents	109,918	73,712	195,619
Cash and Cash Equivalents at Beginning of Period	85,701	11,989	—
Cash and Cash Equivalents at End of Period	$195,619	$85,701	$195,619

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$22,428	$29,059	$22,428
Long Term Liabilities-Asset Retirement
Obligation	$2,684	$-	$2,684

The Company has granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  For the year ended August 31, 2010, all of the stock-based compensation expense of $14,756 was capitalized.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at August 31, 2011 resulting in an additional stock-based compensation expense of $41,088 being capitalized to oil and gas property interests and $61,375 being expensed.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

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

On June 20, 2011 the Company incorporated a wholly-owned subsidiary in the province of Alberta Canada named TNGS Oil & Gas, Inc. (“TNGS”).  The accompanying consolidated financial statements include the balances of TNGS.

Nature of Operations

The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  The Company was established to market and sell an electronic safe system, through wholesale distribution channels and directly to institutional buyers such as hospitals, colleges, universities, and assisted living facilities throughout the United States.  On June 30, 2010 the Company received final approval to change its name to Titan Oil & Gas, Inc. and to change its business to oil and gas exploration.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of August 31, 2011.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the year ended August 31, 2011, the Company incurred a net loss of $139,644.  Since inception on June 5, 2008 the Company has an accumulated deficit of $215,196 to August 31, 2011.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $100,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is sufficient to fund the Company’s operations for the next twelve months.  However, management has plans to seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, stock-based compensation, asset retirement obligations, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended August 31, 2010 to conform to accounting and financial statement presentation for the year ended August 31, 2011.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At August 31, 2011, $3,751 (2010 - $35,711) of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease rental payments.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at August 31, 2011.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of August 31, 2011, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for August 31, 2011 and 2010 and are thus not presented.

Comprehensive Income
The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

The Company has recognized $34,593 revenue from its oil and gas exploration activities which commenced in April, 2011

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

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company currently earns revenue from its 6% working interest it has in four producing wells in Alberta, Canada.  The Company does not operate the wells but does currently market and sell its proportion of oil and gas produced from the wells.  The customers take title when the crude oil is transferred to their pipeline.

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

New Accounting Pronouncements

On December 1, 2009 the Company adopted the guidance in Accounting Standards Codification (“ASC”) 805, “Business Combinations”.  ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company adopted the newly ratified guidance which is part of ASC 815-40, “Contracts in Entity’s Own Equity”. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company became subject to revised reporting requirements relating to oil and natural gas reserves that a company holds, which were prescribed by the SEC. Included in the new rule entitled ―Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new reporting requirements are applicable to registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. As at August 31, 2011, the Company has proved and probable reserves and is therefore subject to the reporting requirements. The adoption of these reporting requirements will result in increased disclosures to the financial statements.

On December 1, 2009 Accounting Standards Update (ASU) No. 2010-03 ― “Oil and Gas Reserve Estimation and Disclosures.” became effective for the Company. The guidance requires additional disclosures to be made relating to current oil and gas reserve estimation. The adoption of these reporting requirements will result in increased disclosures to the financial statements as the Company has proved and probable reserves.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued an update that is intended to simplify the annual goodwill impairment assessment process by permitting a company to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. This change is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, but early adoption is permitted. The adoption of this statement is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	August 31, 2011 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$167,857	$6,043	$149,325	$323,225
Geological and geophysical (1)	97,009	1,086	1,593	99,688
Asset Retirement Obligation	-	-	2,684	2,684
Accumulated Depletion	-	-	(8,317)	(8,317)
Total expenditures	$264,866	$7,129	145,285	417,280

(1) Balance includes total capitalized stock-based compensation expense of $55,844.

Leaman Property

On April 14, 2011, the company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman was acquired for a total of USD $148,367.  The Leaman consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue form four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive revenue from the well in penalty.  The Company has registered to do business in the province of Alberta under the name TNGS Oil & Gas, Inc. (“TNGS”).  The General Conveyance Agreement has been executed through the Company’s TNGS registration.

The Company has received a reserve report on its Leaman property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil. As a result $8,317 has been recorded as depletion expense at August 31, 2011. The actual recoverable number of barrels may differ materially from this estimate.

Southeast Alberta Property

On August 19, 2010 the Company acquired an interest in one Petroleum and Natural Gas (“P&NG) Lease (the “August 2010 Lease”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the August 2010 Lease were acquired for an aggregate $13,099 and the purchase price includes the first year’s aggregate annual lease payments of $842.  The total area covered by the August 2010 Lease is 256 hectares.

Between September 2 and September 30, 2010 the Company entered into six additional P&NG Leases (the “September 2010 Leases”) in the province of Alberta, Canada.  Including fees and closing costs the rights to the September 2010 Leases were acquired for an aggregate $76,850 and the purchase price includes the first year’s aggregate annual lease payments of $5,360.  The total area covered by the September 2010 Leases is 1,536 hectares.

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

All of the leases comprising the Southeast Alberta Property were acquired through public land sales held on a regular basis by the Alberta provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each of the leases are for an initial five year term, requires minimum annual lease payments, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

All of the Company’s leases are subject to royalties payable to the government of Alberta.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

Saskatchewan Property

On April 12, 2010 the Company acquired an interest in two P&NG leases in the province of Saskatchewan (the “Saskatchewan Leases”).  Including fees and closing costs the rights to the Saskatchewan Leases were acquired for an aggregate $9,873 and the purchase price included the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Saskatchewan Leases is approximately 132 hectares.  The interests in the Saskatchewan Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government. The Saskatchewan Leases are for a 5 year term, require minimum annual lease payments, and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The Company’s Saskatchewan Leases are subject to royalties payable to the government of Saskatchewan.

On February 16, 2011 the Company disposed of its Saskatchewan Leases to Westpoint Energy, Inc. (“Westpoint”) for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  The President and CEO of the Company is also the President and CEO of Westpoint.  In addition, the Company and Westpoint have a member of the Board of Directors in common.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at August 31, 2011 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at August 31, 2011 as $2,796 which includes $112 in accretion expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended August 31, 2010 was $12,000 (2010 - $3,000).

NOTE 7 – SHARE CAPITAL

Common Share Transactions

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

For the year ended August 31, 2011, 250,000 (2010 – 550,000) stock options were granted to various consultants at an exercise price of $1.30 per share.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options at the grant date. The following assumptions were made:

	2011	2010

Risk Free Rate	0.17%	0.19%
Expected Life of Option	5 years	5 years
Expected Volatility of Stock (Based on Historical Volatility)	115.6%	92.6%
Expected Dividend yield of Stock	0.00	0.00

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

Total stock-based compensation expense of $102, 463 (2010 - $14,756) was recognized for the year ended August 31, 2011 with $41,088 (2010 - $14,756) being capitalized to oil and gas property interests and $61,375 (2010 - $0) being expensed. The stock-based compensation expense includes expense relating to the 2011 stock option grants as well as the expense relating to the revaluation of the 2010 grants as the 2010 grants have vesting periods of up to four years.

The following table sets forth the options outstanding under the 2010 Plan as of August 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2009	-	-	$ -
Approval of 2010 Plan	5,000,000	-	-
Options granted	(550,000)	550,000	$ 0.26
Balance, August 31, 2010	4,450,000	550,000	$ 0.26
Options granted	(250,000)	250,000	$ 1.30
Balance, August 31, 2011	4,200,000	800,000	$ 0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at August 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	3.92	$ 0.26	200,000	$ 0.26
$ 1.30	250,000	4.25	$1.30	50,000	$1.30
	800,000			250,000

The aggregate intrinsic value of stock options outstanding at August 31, 2011 was $0 (2010 - $0) and the aggregate intrinsic value of stock options exercisable at August 31, 2011 was also $0 (2010 - $0).  No stock options were exercised in 2011 or 2010.  As of August 31, 2011 there was $45,031 in unrecognized compensation expense that will be recognized over three years.

A summary of status of the Company’s unvested stock options as of August 31, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2009	-	-	-
Granted	550,000	$ 0.26	$ 0.18
Vested	(75,000)	$ 0.26	$ 0.18

Unvested at August 31, 2010	475,000	$ 0.26	$ 0.18
Granted	250,000	$ 1.30	$ 0.97
Vested	(175,000)	$ 0.56	$ 0.47

Unvested at August 31, 2011	550,000	$ 0.64	$ 0.59

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2011	2010
Non-capital losses carried forward	52,300	25,700
Less: valuation allowance	(52,300)	(25,700)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2010 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2011	2010
Computed expected tax benefit	47,500	19,500
Permanent differences	(20,900)	-
Change in valuation allowance	(26,600)	(19,500)
Income tax provision	-	-

As of August 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $153,900 (2010 - $75,600) which expire between 2028 and 2031.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at August 31, 2011 the Company has entered into a total of ten PN&G leases with the Alberta provincial government (Note 4).  Each lease is for a period of five years and has an annual minimum lease payment of CDN $3.50 (USD $3.57) per hectare.  The first year’s minimum annual lease payment is included in the initial purchase price.  Therefore, the commitments at August 31, 2011 are for the balance of the respective lease term.

Total annual minimum lease payments are as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Annual PN&G Lease Payments:
Southeast Alberta Property Lease	$ 39,337	$ 10,063	$ 20,126	$ 9,148
Office Lease Obligation	$ 1,494	$ 1,494	$ -	$ -
Total	$ 40,831	$ 11,557	$ 20,126	$ 9,148

Commencing March 1, 2011 the Company renewed its one-year lease for its office space at $249 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2010, Seale and Beers, CPA’s was the independent registered public accounting firm for the Company from June 5, 2008 (inception) until March 2, 2010. On March 2, 2010, the Company named Robison, Hill & Co. as its principal independent accountants.

Item 9A.   Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2011, being the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of August 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles..

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of August 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter for the fiscal year ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

All directors of our Company hold office for one-year terms until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of our Company are appointed by, and serve at the discretion of, our board of directors and hold office until their earlier death, retirement, resignation or removal.

The following table sets forth the names, ages, and positions of our current directors and executive officers.

Name	Position Held with the Company	Age	Date First Appointed
Jarnail Dhaddey	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director	71	September 13, 2010
Vivek Warrier	Director	37	March 26, 2010
Jack Adams	Director	44	August 1, 2010

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers during at least the past five years.

Jarnail Dhaddey has worked as a mechanical engineer for over 35 years.  Since June 2005 he has been retired from full-time work.  From August 1974 to June 2005 he was a project manufacturing engineer for the Northrop Grumann Company and from May 1965 to June 1972 he was employed by the Boeing Company as an engineer.  He obtained a Bachelor of Science degree in mechanical engineering from the University of Idaho in Moscow, Idaho in 1965. Mr. Dhaddey is also the principal executive officer of Westpoint Energy, Inc., a publicly traded junior oil and gas exploration company.  Mr. Dhaddey was appointed to the Board of Directors as a result of his engineering experience.

Vivek Warrier has been a partner with the law firm of Bennett Jones in Calgary, Alberta since 2009 and has been with the firm since 2000.  His practice focuses on the development, acquisition and divestiture of energy-related projects both in Canada and abroad. He regularly represents clients in the negotiation, conduct and completion of purchase and sale transactions in respect of upstream, midstream and transportation assets. In addition, he frequently advises clients in the structuring, construction, ownership and operation of energy infrastructure projects, including exploration, production, upgrading, processing, transportation, terminalling, storage and wind power facilities. He also advises clients on all types of contractual issues arising from construction, procurement, participation, joint operating and service-related agreements.  Mr. Warrier sits on the executive of the Natural Resources subsection of the Canadian Bar Association and is extensively involved in the Calgary community, including as a member of the board of directors of the Distress Centre Calgary.  He obtained a Bachelor of Arts degree from the University of Calgary in 1996 and his LLB from the University of Alberta in 2000. .Mr. Warrier was appointed to the Board of Directors due to his experience in the oil and gas industry.

Jack Adams is an experienced industry professional with a wide range of experience including environmental technology, field geology, and surveying.  From September 2008 to the present, he has worked as a technical representative for Ranger Survey Systems, a drilling supply and services company, in Calgary, Alberta.  From December 2007 to August 2008 he was a project manager for Adler Environmental Solutions, an environmental assessment company, and from December 1996 to July 2007 he owned a computer business.  He obtained a Bachelor of Science degree in geology from Brandon University in 2002 and an Oceanological Engineering Degree from Eastern University in Vladivostok, Russia in 1991.  Mr. Adams is also an officer and director of Westpoint Energy, Inc., a publicly traded junior oil and gas exploration company. Mr. Warrier was appointed to the Board of Directors due to his experience in the oil and gas industry.

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons who beneficially own more than 10% of our equity securities are required to file with the SEC reports of their initial ownership and any changes in ownership. Based solely upon a review of such reports, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended August 31, 2011, except that:

(a)           Depinder Grewal did not file a Form 4 reporting his resignation as an executive officer and director of the Company; and

(b)           Jarnail Dhaddey did not timely file a Form 3 reporting his appointment as an executive  officer and a director of the Company.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended August 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.   Executive Compensation.

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2011 or 2010 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity		Nonqualified	All
Name and				Stock	Option	Incentive Plan		Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)		Earnings ($)	($)	($)
Jarnail Dhaddey	2011	0	0	0	0		0	0	15,000(2)	15,000(2)
President, Chief Executive Officer	2010	0	0	0	0		0	0	0	0

Depinder Grewal President and Chief Executive Officer (1)	2011 2010	0 0	0 0	0 0	0 0		0 0	0 0	0 0	0 0

(1)
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

(2)	Represents management fees paid during fiscal 2011 Mr.Dhaddey does not have an employment agreement with the Company but may be paid management fees from time-to-time.

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our Named Executive Officers as of August 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Jarnail Dhaddey	250,000	-	$1.30	December 10, 2015

(1)	Such option vested as to 50,000 shares subject to the option on December 10, 2010, the date of grant, and vest as to 100,000 shares subject to the option on each of December 10, 2011 and 2012.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended August 31, 2011 to our directors who are not Named Executive Officers in the Summary Compensation Table above:

Name (a)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vivek Warrier	2011	6,000	0	0	0	0	0	6,000
	2010	2,500	0	0	0	0	0	2,500

Jack Adams	2011	6,000	0	0	0	0	0	6,000
	2010	500	0	0	0	0	0	500

The Company pays Vivek Warrier and Jack Adams $500 per month to serve on its Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 29, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,227,000 shares of common stock which are issued and outstanding as of November 29, 2011.  Unless indicated otherwise, each person’s addresses below is c/o Titan Oil & Gas, Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Depinder Grewal(1)	36,000,000	66.4%
Jarnail Dhaddey	150,000(2)	0.3%
Vivek Warrier	-	-
Jack Adams	-	-
Directors and executive officers as a group (3 individuals)	150,000	0.3%

(1)	Mr. Grewal resigned as an executive officer and director of our company on September 13, 2010.
(2)	Represents shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On February 16, 2011 the Company sold its interest in the Saskatchewan Leases to Westpoint  for total proceeds of $15,000. Jarnail Dhaddey, President and Chief Executive Officer of the Company is also the President and Chief Executive Officer of Westpoint.  In addition, Jack Adams is a member of the Board of Directors of the Company and of Westpoint.

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

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPA’s was the independent registered public accounting firm for the Company from June 5, 2008 (inception) until March 2, 2010. On March 2, 2010, the Company named Robison, Hill & Co. as its principal independent accountants.  Fees billed to the Company for the fiscal years ending August 31, 2011 and 2010 are set forth below:

	Fiscal year ending August 31, 2011	Fiscal year ending August 31, 2010
Audit Fees (1)	$15,000	$12,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

As of August 31, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

Item 15.   Exhibits and Financial Schedules.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Sale and Conveyance Agreement dated April 12, 2010 by and between Titan Oil & Gas, Inc. and 966749 Alberta Corp. (2)
10.3	Form of Regulation S Subscription Agreement (2)
10.4	2010 Stock Option Plan (3)
10.5	Form of Regulation S Subscription Agreement (4)
10.6	Form of Regulation S Subscription Agreement (5)
10.7	Form of Regulation S Subscription Agreement (6
10.8	Sale and Conveyance Agreement dated February 16, 2011 by and between Westpoint Energy, Inc. and the Company (7)
10.9	General Conveyance Agreement dated April 14, 2011 by and between Huron Energy Corporation and the Company (8)
99.1	Reserve Report dated November 8, 2011 prepared by GLJ Petroleum Consultants
21	List of Subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed as an Exhibit to a Registration Statement, filed with the Securities and Exchange Commission on October 1, 2008, file no. 333-153762
(2) Previously filed as Exhibits 10.1 and 10.2 to the Company’s Form 8-K submitted to the SEC on April 14, 2010.
(3) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on August 6, 2010.
(4) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on August 24, 2010.
(5) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on September 13, 2010.
(6) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on January 10, 2011.
(7) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on February 23, 2011.
(8) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on April 19, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN OIL & GAS, INC.

Dated: November 29, 2011	By: /s/ Jarnail Dhaddey
Name: Jarnail Dhaddey
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Jarnail Dhaddey Jarnail Dhaddey	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	November 29, 2011

/s/ Vivek Warrier Vivek Warrier	Director	November 29, 2011

/s/ Jack Adams Jack Adams	Director	November 29, 2011