Form 10-Q
period 2011-11-30
Titan Oil & Gas, Inc.
filed 2012-01-17
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 333-153762

TITAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2780766
(State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of January 13, 2012.

Item 1.  Financial Statements.
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2011	2011
ASSETS
Current Assets
Cash	$172,386	$195,619
Accounts Receivable	15,801	31,235
Prepaid Expenses	8,679	8,054

Total Current Assets	196,866	234,908
Oil and Gas Property Interests (net) (note 4)	411,754	417,280

Total Assets	$608,620	$652,188

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$29,722	$38,369

Total Current Liabilities	29,722	38,369

Long Term Liabilities
Asset Retirement Obligations (note 5)	2,866	2,796
Total Long Term Liabilities	2,866	2,796

Total Liabilities	32,588	41,165

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued and outstanding at November 30, 2011
and August 31, 2011	54,227	54,227
Paid-In Capital	761,204	771,992
Deficit Accumulated Since Inception of the Exploration Stage	(239,399)	(215,196)

Total Stockholders' Equity	576,032	611,023

Total Liabilities and Stockholders' Equity	$608,620	$652,188

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011
Revenues
Oil and Gas Revenue	$21,690	$-	$56,283

Expenses
Operating Expenses	12,974	-	38,388
Depletion and Accretion	5,862	-	14,291
Professional Expenses	18,063	250	89,618
General and Administrative	10,338	2,263	67,926
Management Fees	-	-	15,000
Stock-based compensation	(4,344)	-	57,031
Directors’ Fees	3,000	3,000	18,000
Total Expenses	45,893	5,513	300,254
Net Loss from Operations	(24,203)	(5,513)	(243,971)

Other Income (Expenses)
Gain on Sales of Assets	-	-	4,572
Net Other Income (Expense)	-	-	4,572

Net Loss	$(24,203)	$(5,513)	$(239,399)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	54,227,000	53,938,022

(1)	Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,	November 30,	November 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,203)	$(5,513)	$(239,399)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	5,862	—	14,291
Compensation Expense of Stock Options	(4,344)	—	57,031
Gain on Sale of Assets	—	—	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	15,434	—	(15,801)
(Increase) Decrease in Prepaid Expenses	(625)	747	(8,679)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(7,043)	(6,340)	29,722

Net Cash Used in Operating Activities	(14,919)	(11,106)	(167,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(8,314)	(92,846)	(384,207)
Proceeds from Disposal of Oil and Gas Interest	—	—	15,000
Net Cash Used in Investing Activities	(8,314)	(92,846)	(369,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	50,000	709,000

Net Cash Provided by Financing Activities	—	50,000	709,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(23,233)	(53,952)	172,386
Cash and Cash Equivalents
at Beginning of Period	195,619	85,701	—
Cash and Cash Equivalents
at End of Period	$172,386	$31,749	$172,386

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
			Cumulative
			Since
			June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,	November 30,	November 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$-	$23,581	$-
Long Term Liabilities-Asset Retirement
Obligation	$-	$-	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at November 30, 2011 resulting in a reversal of stock based compensation expense of ($10,788) (2010 - $45,930 in additional expense).  Of this $6,444 (2010 - $45,930 in additional capitalized expense) has been deducted from capitalized oil and gas property interests and ($4,344) (2010 - $0) has been recognized as a reversal of stock-based compensation expense in the consolidated statement of operations at November 30, 2011.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

This summary of accounting policies for Titan Oil & Gas, Inc. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

Titan Oil & Gas, Inc. (an exploration stage company) was incorporated under the name of Xtrasafe, Inc. on June 5, 2008 under the laws of the State of Florida.  On April 19, 2010, the Company’s majority shareholder as the holder of 36,000,000 (at the time representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

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

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of November 30, 2011.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION (continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2011 has been omitted.  The results of operations for the three-month periods ended November 30, 2011 are not necessarily indicative of results for the entire year ending August 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the three-months ended November 30, 2011, the Company incurred a net loss of $24,203.   Since inception on June 5, 2008 the Company has an accumulated deficit of $239,399 to November 30, 2011.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $99,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is sufficient to fund the Company’s operations for the next twelve months.  However, management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of November 30, 2011, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for November 30, 2011 and 2010 and are thus not presented.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three-months ended November 30, 2011, the Company has recognized $21,690, (2010 - $nil) in revenue from its oil and gas exploration activities which commenced in April, 2011.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has not yet undertaken any field exploration on its properties and as such has not yet incurred an asset retirement obligation.  At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company currently earns revenue from its 6% working interest it has in four producing wells in Alberta, Canada.  The Company does not operate the wells but does currently market and sell its proportion of oil and gas produced from the wells.  The customers take title when the crude oil is transferred to their pipeline or collection facility.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – OIL AND GAS PROPERTY INTERESTS

	November 30, 2011 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$173,287	$6,043	$149,325	$328,655
Geological and geophysical (1)	90,564	1,086	2,874	94,524
Asset Retirement Obligation	-	-	2,684	2,684
Accumulated Depletion	-	-	(14,109)	(14,109)
Total expenditures	$263,851	$7,129	140,774	411,754

(1)	Balance includes accumulated total capitalized stock-based compensation expense of $49,400.

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

Depletion Expense

The Company has received a reserve report on its Leaman property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil at March 31, 2011. As a result $5,792 has been recorded as depletion expense at November 30, 2011. The actual recoverable number of barrels may differ materially from this estimate.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (continued)

Southeast Alberta Property (continued)

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

Alberta Well Interest

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada (the ‘Well’).  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.  The Company has not received any production from this Well and to date there has been only minimal historical production from the Well and currently the Well is not in production.

NOTE 5 – ASSET RETIREMENT OBLIGATION

As of November 30, 2011 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at November 30, 2011 as $2,866 which includes $70 (2010 - $0) in accretion expense for the three-months ended November 30, 2011.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended November 30, 2011 was $3,000 (2010 - $3,000).

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – SHARE CAPITAL

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

For the year ended August 31, 2011, 250,000 (2010 – 550,000) stock options were granted to various consultants at an exercise price of $1.30 (2010 - $0.26) per share.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options at the grant date. The following assumptions were made:

	2011	2010
Risk Free Rate	0.17%	0.19%
Expected Life of Option	5 years	5 years
Expected Volatility of Stock (Based on Historical Volatility)	115.6%	92.6%
Expected Dividend yield of Stock	0.00	0.00

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at November 30, 2011 resulting in a reversal in stock-based compensation expense of ($10,788) of which ($6,444) (2010 - $45,930) was deducted from capitalized oil and gas property interests and ($4,344) (2010 - $0) was recognized in the consolidated statement of operations at November 30, 2011.  No stock options were granted in the three-month period ended November 30, 2011.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – SHARE CAPITAL (continued)

Stock Options (continued)

The following table sets forth the options outstanding under the 2010 Plan as of November 30, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2011	4,200,000	800,000	$0.59
Options granted	-	-	-
Balance, November 30, 2011	4,200,000	800,000	$0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at November 30, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	3.67	$ 0.26	200,000	$ 0.26
$ 1.30	250,000	4.04	$ 1.30	50,000	$ 1.30
	800,000			250,000

The aggregate intrinsic value of stock options outstanding at November 30, 2011 was $0 and the aggregate intrinsic value of stock options exercisable at November 30, 2011 was also $0.  No stock options have been exercised to date.  As of November 30, 2011 there was $20,319 in unrecognized compensation expense that will be recognized over 2.75 years.

A summary of status of the Company’s unvested stock options as of November 30, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at August 31, 2011	550,000	$0.64	$0.47
Granted	-	$-	$-
Vested	-	$-	$-
Unvested at November 30, 2011	550,000	$0.64	$0.47

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Titan Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended August 31, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Titan Oil & Gas, Inc. (an exploration stage company) was incorporated under the name of Xtrasafe, Inc. on June 5, 2008 under the laws of the State of Florida.  On April 19, 2010, the Company’s majority shareholder as the holder of 36,000,000 (at the time representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

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

Oil and Gas Property Interests

Titan Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties. The Company is currently receiving revenue from its 6% interest in four producing oil wells located on the Leaman Property.

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

The Company has received a reserve report on its Leaman property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil as of March 31, 2011. The actual recoverable number of barrels may differ materially from this estimate. A copy of the report has been included as Exhibit 99.1 to the Company’s Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission on November 29, 2011.

Alberta Well Interest

On April 12, 2010 the Company executed a Sale and Conveyance Agreement (the “Agreement”) with 966749 Alberta Corp. (the “Vendor”) for the acquisition of a 2.51255% working interest in an oil well located in Alberta, Canada (the ‘Well’).  Under the Agreement the Company paid the Vendor $6,043 including taxes and closing costs.  The underlying property lease is with the Alberta provincial government.  The Company has not received any production from this Well and to date there has been only minimal historical production from the Well and currently the Well is not in production.

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

Plan of Operations

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

In the next twelve months the Company plans to continue its assessment of its Southeast Alberta Property as well as continuing to review additional property acquisitions.

Results of Operations

From June 5, 2008 (inception) to November 30, 2011 we have incurred losses of $239,399 and for the three-months ended November 30, 2011 our net loss was $24,203 compared to a loss of $5,513 in the comparative period in 2010.  The principal components of our losses for this period were regulatory compliance, and general and administrative costs relating to office expenses.

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman property. The Leaman property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman property but the Company is responsible for selling its own oil and gas.  For the three-month ended November 30, 2011 the Company recognized $21,690 (2010 - $0) in revenue that resulted from the sale of approximately 277 barrels of oil.  Gas production for the three-months ended November 30, 2011 was negligible. For the three-month period ended November 30, 2010 we did not generate any revenues from our operations.

Operating Expenses

For the three months ended November 30, 2011 we had a net loss of $24,203 compared to a net loss of $5,513 for the corresponding period in 2010.  A significant change in the current period was due the recognition of $12,974 in operating expenses related to the Leaman Property which was acquired by the Company on April 1, 2011.  Additional expenses incurred in the current three months not recognized in 2010 were $5,862 in depletion and accretions.  Also, a reversal of stock-based compensation expense of ($4,344) due to the revaluation of unvested options occurred in the three-months ended November 30, 2011 but did not occur in 2010.  The reduction in stock-based compensation was the result of a reduction in the Company’s share price.  In general expenses were higher in the current three-month period due to an increased level of company activity relating to the Company becoming an operating business.

Liquidity and Capital Resources

We had a cash balance of $172,386 and working capital of $167,144 as of November 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$59,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$40,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the three-months ended November 30, 2011 was $14,919 compared to $11,106 during the three-months ended November 30, 2010.  The increase was largely due to an increase in the net loss to $24,203 in 2011 compared to $5,513 in 2010.  Partially offsetting the effect of the higher loss were non-cash expenses relating to depletion and accretion of $5,862 incurred in 2011.  In the current period we also incurred outflows from the reduction in accounts payable and accrued liabilities of $7,043 while in 2010 there was a cash outflow of $6,340 from changes in accounts payable and accrued liabilities.  Also reducing the impact of the increased loss was an inflow from accounts receivable of $15,434 in 2011 while there were no receivables changes in 2010.  Cash flows from financing activities in 2011were $0 compared to $50,000 in 2010 received from the sale of common stock. Investing activities consisted of the acquisition of oil and gas property interests of $8,314 in 2011 compared to $92,846 in 2010.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $99,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is sufficient to fund the Company’s operations for the next twelve months.  However, management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $239,399 for the period from June 5, 2008 (inception) to November 30, 2011.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management may seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the August 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 13, 2012

TITAN OIL & GAS, INC.

By:   /s/ Jarnail Dhaddey
       Jarnail Dhaddey
       President, Chief Executive, Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)