Form 10-K/A
period 2011-08-31
Titan Oil & Gas, Inc.
filed 2012-03-29
CIK 1446414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter was $27,522,770.

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2012 was 54,227,000 shares.

Documents Incorporated By Reference:  None

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the Securities and Exchange Commission (the "SEC") on November 29, 2011 (“Original Annual Report”) for the purpose of responding to certain comments of the SEC regarding the Original Annual Report.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after November 29, 2011, the filing date of the Original Annual Report.  The Form 10-K/A includes the financial statements of the Company for the fiscal year ended August 31, 2011 along with an updated report from the Company's independent public auditors. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31.1 and 32.1, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 2.  Description of Properties.

Oil and Gas Property Interests

The following table lists total capitalized costs for the Company’s properties at August 31, 2011. All of the Company’s properties are located in Alberta, Canada.

	August 31, 2011 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)	(proven)
Property acquisition and lease payments	$167,857	$6,043	$149,325	$323,225
Exploration Geological and geophysical	97,009	1,086	1,593	99,688
Asset Retirement Obligation	-	-	2,684	2,684
Accumulated Depletion	-	-	(8,317)	(8,317)
Total expenditures	$264,866	$7,129	145,285	417,280

Leaman Property

Acquisition of Interest

On April 14, 2011, the Company doing business in Alberta, Canada as TNGS Oil & Gas, Inc.  entered into the General Conveyance Agreement with Huron, pursuant to which Huron conveyed to the Company a 6% working interest in the Assets in 800 acres of land located in the Leaman Property.  Under the General and Conveyance Agreement, the Company began receiving its share of oil and gas revenue effective April 1, 2011. In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue form four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive any future revenue from the well in penalty.

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

GLJ Petroleum Consultants of Calgary, Alberta, Canada have prepared a reserve report on the Leaman Property as of March 31, 2011. The following is a summary of the reported results adjusted for the period ended August 31, 2011.  All of the Company’s reserves are from the Leaman Property which is located in Alberta, Canada.

	Summary of Reserves
	August 31, 2011
	Proved Producing	Proved Plus Probable Producing
MARKETABLE RESERVES
Heavy Oil (Mbbl)
Gross Lease	131.0	153.8
Total Company Interest	6.2	7.3
Net After Royalty	5.9	6.9
Gas (MMcf)
Gross Lease	16.7	19.5
Total Company Interest	0.7	0.8
Net After Royalty	0.6	0.8
Oil Equivalent (Mbbl)
Gross Lease	133.8	157.1
Total Company Interest	6.3	7.4
Net After Royalty	6.0	7.0

The Company does not have any proved or probable undeveloped properties nor does it have any possible developed or undeveloped properties.

A copy of the amended report has been attached to this Amended Form 10-K as exhibit 99.1.

The following table shows the Company’s share of oil production in aggregate for the period from acquisition on April 1, 2011 to August 31, 2011.  Gas production received by the Company has been negligible to date.

Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
401	86	63

1.	Production is the Company’s 6% working interest in Leaman Wells.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $34,593 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil sold.
3.	Average operating cost is calculated based on aggregate operating costs of $25,414 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil produced.

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

August 31, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	7

Balance Sheets
August 31, 2011 and 2010	8

Statements of Operations for the
Years Ended August 31, 2011 and 2010 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2011	9

Statement of Stockholders’ Equity
Since June 5, 2008 (inception) to August 31, 2011	10

Statements of Cash Flows for the
Years Ended August 31, 2011 and 2010 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2011	11

Notes to Financial Statements	13

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Titan Oil & Gas, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2011 and 2010 , and the related statements of operations, and cash flows for the year ended August 31, 2011 and 2010 , and the cumulative since June 5, 2008 (inception) to August 31, 2011, and the statement of stockholder’s equity since June 5, 2008 (inception) to August 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2011 and 2010 , and the results of its operations and its cash flows for the year ended August 31, 2011 and 2010,  and the cumulative since June 5, 2008 (inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2008, the United States Securities and Exchange Commission (SEC) released a final rule, "Modernization of Oil and Gas Reporting," which amended the oil and gas reporting requirements effective January 1, 2010. The key revisions include:

•	using a 12-month average price to determine reserves;
•	including non-traditional resources in reserves if they are intended to be upgraded to synthetic oil and gas;
•	the ability to use reliable technologies to determine and estimate reserves;
•	permitting the optional disclosure of probable and possible reserves;
•
reporting the independence and qualifications of the reserve preparer or auditor and filing a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and

•
disclosing the development of any proved undeveloped reserves, including the total quantity of proved undeveloped reserves at year-end, material changes to proved undeveloped reserves during the year, investments and progress toward the development of proved undeveloped reserves and an explanation of the reasons why material concentrations of proved undeveloped reserves have remained undeveloped for five years or more after disclosure as proved undeveloped reserves

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). ASU 2010-03 aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule, "Modernization of Oil and Gas Reporting." ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves.

Users of this information should be aware that the process of estimating quantities of "proved," "proved developed" and "proved undeveloped" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

On April 14, 2011, the company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman”).  Under the General and Conveyance Agreement, the Company began receiving its share of oil and gas revenue effective April 1, 2011.

The following tables set forth the Company’s portion of net proved and probable reserves at August 31, 2010 and 2011 and the changes in the net proved and probable reserves for the year ended August 31, 2011 on an after-royalty basis,

Net Proved Reserves

All of the Company’s reserves are located in Alberta, Canada.  The Company does not have any proved or probable undeveloped properties nor does it have any possible developed or undeveloped properties.

Crude Oil (MBbl)
Net proved reserves at August 31, 2010	-
Purchases in place	7.3
Production	(0.4)
Net proved reserves at August 31, 2011	6.9

Gas (MMcf)
Net proved reserves at August 31, 2010	-
Purchases in place	0.8
Production	(0.0)
Net proved reserves at August 31, 2011	0.8

Oil Equivalent (Mbbl)
Net proved reserves at August 31, 2010	-
Purchases in place	7.4
Production	(0.4)
Net proved reserves at August 31, 2011	7.0

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to Titan’s crude oil and natural gas producing activities at August 31, 2011 and 2010

	2011	2010
Proved	153,602	-
Unproved	271,995	56,914
Total	425,597	56,914
Accumulated depletion	(8,317)	-
Net capitalized costs	417,280	56,914

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The acquisition, exploration and development costs disclosed in the following tables are in accordance with definitions in the Extractive Industries - Oil and Gas Topic of the ASC.

•	Acquisition costs include costs incurred to purchase, lease or otherwise acquire property.
•	Exploration costs include additions to exploratory wells, including those in progress, and exploration expenses.
•	Development costs include additions to production facilities and equipment and additions to development wells, including those in progress.

	2011	2010
Acquisition Costs of Properties
Proved	149,325	-
Unproved	144,885	13,099
Subtotal	294,210	13,099
Exploration costs	47,760	-
Total	341,970	13,099

Results of Operations

The following tables set forth results of operations for oil producing activities for the year ended August 31, 2011.  Gas production received by the Company has been negligible to date.

Crude oil sales	$34,593
Production costs	25,414
Depletion and accretion	8,429
Income before income taxes	750
Income tax provision	-
Results of operations	750

Revenue and Operating Costs Per Barrel

The following table shows the Company’s sales and production costs per barrel for the period from acquisition on April 1, 2011 to August 31, 2011.  Gas production received by the Company has been negligible to date.

Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
401	86	63

1.	Production is the Company’s 6% working interest in Leaman Wells.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $34,593 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil sold.
3.	Average operating cost is calculated based on aggregate operating costs of $25,414 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil produced.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by GLJ. The estimates were based on a 12-month average for commodity prices for the year 2011. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

August 31, 2011

Future cash inflows (1)	$65,000
Future production costs	28,000
Future income taxes	12,000
Future net cash flows	25,000
Discount to present value at 10% annual rate	(1,000)
Standardize measure of discounted future net cash flows relating to proved oil and gas reserves	24,000

(1)	Estimated crude oil prices used to calculate 2011 future cash inflows for Canada was $80.47.

PART IV

Item 15.  Exhibits and Financial Schedules.

EXHIBIT NUMBER	DESCRIPTION
99.1	Amended Reserve Report dated November 8, 2011 prepared by GLJ Petroleum Consultants
31	Rule 13a-14(a)/15d14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN OIL & GAS, INC.

Dated: March 29, 2012	By:	/s/ Jack Adams
	Name:	Jack Adams
	Title:	President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Jack Adams Jarnail Dhaddey	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	March 29, 2012

/s/ Vivek Warrier Vivek Warrier	Director	March 29, 2012