Form 10-Q
period 2012-02-29
Titan Oil & Gas, Inc.
filed 2012-04-16
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 29, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 000-53901

TITAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2780766
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ x ]         No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of April 13, 2012.

Item 1.  Financial Statements.
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	August 31,
	2012	2011
ASSETS
Current Assets
Cash	$126,766	$195,619
Accounts Receivable	14,526	31,235
Prepaid Expenses	5,677	8,054
Total Current Assets	146,969	234,908

Oil and Gas Property Interests (net) (note 4)	439,916	417,280

Total Assets	$586,885	$652,188

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$50,315	$38,369

Total Current Liabilities	50,315	38,369

Long Term Liabilities
Asset Retirement Obligations (note 5)	2,936	2,796
Total Long Term Liabilities	2,936	2,796

Total Liabilities	53,251	41,165

Stockholders' Equity:
Common Stock, Par Value $.001 Authorized 100,000,000 shares, 54,227,000 shares issued and outstanding at February 29, 2012 and August 31, 2011	54,227	54,227
Paid-In Capital	759,165	771,992
Deficit Accumulated Since Inception of the Exploration Stage	(279,758)	(215,196)
Total Stockholders' Equity	533,634	611,023

Total Liabilities and Stockholders' Equity	$586,885	$652,188

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Six Months		June 5, 2008
	Ended		Ended		(Inception) to
					February 29,
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	2012
Revenues
Oil and Gas Revenue	$18,881	$-	$40,571	$-	$75,164

Expenses
Operating Expenses	21,780	-	34,754	-	60,168
Depletion and Accretion	7,407	-	13,269	-	21,698
Professional Expenses	4,300	12,819	22,363	13,069	93,918
General and Administrative	8,876	14,636	19,214	16,899	76,802
Management Fees	15,000	15,000	15,000	15,000	30,000
Directors’ Fees	3,000	3,000	6,000	6,000	21,000
Stock-based Compensation	(1,123)	88,825	(5,467)	88,825	55,908
Total Expenses	59,240	134,280	105,133	139,793	359,494
Net Loss from Operations	(40,359)	(134,280)	(64,562)	(139,793)	(284,330)

Other Income (Expenses)
Gain on Sale of Assets	-	4,572	-	4,572	4,572
Net Other Income (Expenses)	-	4,572	-	4,572	4,572

Net Loss	$(40,359)	$(129,708)	$(64,562)	$(135,221)	$(279,758)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	54,227,000	54,110,578	54,227,000	54,023,823

(1)	Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Six Months Ended		(Inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(64,562)	$(135,221)	$(279,758)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	13,269	-	21,698
Compensation Expense of Stock Options	(5,467)	88,825	55,908
Gain on Sale of Assets	-	(4,572)	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	16,709	-	(14,526)
(Increase) Decrease in Prepaid Expenses	2,377	(2,098)	(5,677)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(12,777)	(9,038)	23,988
Net Cash Used in Operating Activities	(50,451)	(62,104)	(202,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(18,402)	(181,003)	(394,295)
Proceeds from Disposal of Oil and Gas Interest	-	15,000	15,000
Net Cash Used in Investing Activities	(18,402)	(166,003)	(379,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	550,500	709,000
Net Cash Provided by Financing Activities	-	550,500	709,000

Net (Decrease) Increase in Cash and Cash Equivalents	(68,853)	322,393	126,766
Cash and Cash Equivalents at Beginning of Period	195,619	85,701	-
Cash and Cash Equivalents at End of Period	$126,766	$408,094	$126,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to oil and gas property interests	$-	$6,825	$26,327
Long Term Liabilities-Asset Retirement Obligation	$-	$-	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 29, 2012 resulting in a reversal of stock based compensation expense of ($12,827) (2011 - $280,166 in additional expense).  Of this ($7,360) (2011 - $191,341 in additional capitalized expense) has been deducted from capitalized oil and gas property interests and ($5,467) (2011 - $88,825 in additional expense) has been recognized as a reversal of stock-based compensation expense in the consolidated statement of operations at February 29, 2012.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

This summary of accounting policies for Titan Oil & Gas, Inc. (an exploration stage company) (the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

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

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.  The Company has incorporated a wholly-owned subsidiary in the province of Alberta Canada named TNGS Oil & Gas, Inc. (“TNGS”).  The accompanying consolidated financial statements include the balances of TNGS.

Effective as of January 20, 2012 the Board of Directors of the Company elected Jack Adams as President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer of the Company.  Mr. Adams has been a director of the Company since August 1, 2010. Also effective as of January 20, 2012 Jarnail Dhaddey resigned as President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of February 29, 2012.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION (continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2011 has been omitted.  The results of operations for the three and six-month periods ended February 29, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the six-months ended February 29, 2012, the Company incurred a net loss of $64,562.   Since inception on June 5, 2008 the Company has an accumulated deficit of $279,758 to February 29, 2012.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of February 29, 2012, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for February 29, 2012 and 2011 and are thus not presented.

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

For the six-months ended February 29, 2012, the Company has recognized $40,571, (2011 - $0) in revenue from its oil and gas activities.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – OIL AND GAS PROPERTY INTERESTS
	February 29, 2012 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)	(proven)
Property acquisition and lease payments	$177,009	$6,043	$149,667	$332,719
Geological and geophysical (1)	89,648	1,086	4,176	94,910
Asset Retirement Obligation	-	-	33,733	33,733
Accumulated Depletion	-	-	(21,446)	(21,446)
Total expenditures	$266,657	$7,129	166,130	439,916

(1)	Balance includes accumulated total capitalized stock-based compensation expense of $48,484.

Leaman Property

On April 14, 2011, the Company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (“Leaman”).  Under the General and Conveyance Agreement the Company began receiving revenue from its interest in the Assets effective April 1, 2011.  In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes Leaman was acquired for a total of USD $148,367.  Leaman consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue from four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive revenue from the well in penalty.  The Company has formed a wholly-owned subsidiary in the province of Alberta under the name TNGS Oil & Gas, Inc. (“TNGS”).  The General Conveyance Agreement has been executed through TNGS.

Depletion Expense

The Company has received a reserve report on its Leaman property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil at March 31, 2011. As a result $13,129 (2011- $0) has been recorded as depletion expense at February 29, 2012. The actual recoverable number of barrels may differ materially from this estimate.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As of February 29, 2012 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at February 29, 2012 as $2,936 which includes $140 (2011 - $0) in accretion expense for the six-months ended February 29, 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective March 1, 2012, the Company began paying its principal executive officer CDN $750 to serve as an officer and director of the Company.  Prior to March 1, 2012, the Company’s current principal executive officer served as a director only and received USD $500 per month.   In addition, the Company pays its other director USD $500 per month to serve on its Board of Directors. The payments are made quarterly in advance.  The total amount paid to the Company’s current officers and directors for the six-months ended February 29, 2012 was $6,000 (2011 - $6,000).  Prior to his resignation, the Company’s former principal executive officer received $15,000 (2011 - $15,000) in management fees for the six-months ended February 29, 2012.

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

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 29, 2012 resulting in a reversal in stock-based compensation expense of ($12,827) (2011 - $280,166 in additional expense) of which ($7,360) (2011 - $191,341 in additional capitalized expense) was deducted from capitalized oil and gas property interests and ($5,467) (2011 - $88,825) was recognized in the consolidated statement of operations at February 29, 2012.  No stock options were granted in the three or six-month periods ended February 29, 2012.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – SHARE CAPITAL (continued)

Stock Options (continued)

The following table sets forth the options outstanding under the 2010 Plan as of February 29, 2012:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2011	4,200,000	800,000	$0.59
Options granted	-	-	-
Balance, February 29, 2012	4,200,000	800,000	$0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at February 29, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	3.42	$ 0.26	200,000	$ 0.26
$ 1.30	250,000	3.79	$ 1.30	150,000	$ 1.30
	800,000			350,000

The aggregate intrinsic value of stock options outstanding at February 29, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at February 29, 2012 was also $0.  No stock options have been exercised to date.  As of February 29, 2012 there was $13,008 in unrecognized compensation expense that will be recognized over 2.50 years.

A summary of status of the Company’s unvested stock options as of February 29, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2011	550,000	$0.64	$0.47
Granted	-	$-	$-
Vested	(100,000)	$1.30	$0.97
Unvested at February 29, 2012	450,000	$0.49	$0.36

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

General

Titan Oil & Gas, Inc. (an exploration stage company) was incorporated under the name of Xtrasafe, Inc. on June 5, 2008 under the laws of the State of Florida.  On April 19, 2010, the Company’s majority shareholder and an officer and director of the Company as the holder of 36,000,000 (at the time representing 67%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Xtrasafe, Inc.” to “Titan Oil & Gas, Inc.” and to change its domicile from Florida to Nevada.   In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Titan Oil & Gas, Inc. and merged Xtrasafe, Inc. with the new subsidiary.  Subsequent to the merger, the Company continued as a Nevada company named Titan Oil & Gas, Inc.

In connection with the change of the Company’s name to Titan Oil & Gas, Inc. the Company’s business was changed to oil and gas exploration.  The change in name, business, and domicile received its final approval by the regulatory authorities on June 30, 2010.  The Company has incorporated a wholly-owned subsidiary in the province of Alberta Canada named TNGS Oil & Gas, Inc. (“TNGS”).

Oil and Gas Property Interests

Titan Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties. The Company is currently receiving revenue from its 6% interest in four producing oil wells located on the Leaman Property.

Leaman Property

On April 14, 2011, the Company entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to the Company a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests, (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman Property”).  Under the General and Conveyance Agreement the Company began receiving revenue from its interest in the Assets effective April 1, 2011.  In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue from four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive revenue from the well in penalty.  The General Conveyance Agreement has been executed through TNGS.

The Company has received a reserve report on the Leaman Property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil as of March 31, 2011. The actual recoverable number of barrels may differ materially from this estimate. A copy of the report has been included as Exhibit 99.1 to the Company’s Amended Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012.

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

Plan of Operations

Other than the Leaman Property, our current properties are without assigned resources or reserves of oil or natural gas.  The Company is an exploration stage company and there is no assurance that a commercially viable oil or gas deposit exists on any of our properties. Further evaluation will be required on each property before a final evaluation as to the economics and legal feasibility of any property is determined.

In the next twelve months the Company plans to continue its assessment of its Southeast Alberta Property as well as continuing to review additional property acquisitions.

Results of Operations

From June 5, 2008 (inception) to February 29, 2012 we have incurred losses of $279,758.   For the three and six-months periods ended February 29, 2012 our net losses were $40,359 and $64,562 respectively.  Losses for the three and six-months ended February 28, 2011 were $129,708 and $135,221 respectively.

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman Property. The Leaman Property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman Property but the Company is responsible for selling its own oil and gas.  For the three and six-month periods ended February 29, 2012 the Company recognized revenue of $18,881 (approximately 236 barrels of oil) and $40,571 (approximately 513 barrels of oil) respectively.  Gas production for the three and six-months ended February 29, 2012 was negligible. No oil revenue was recognized for the three or six-month periods ended February 28, 2011 as we did not generate any revenues from our operations.

Expenses

For the three-months ended February 29, 2012 we had a net loss of $40,359 compared to a net loss of $129,708 for the corresponding period in 2011.  A significant change in the current period was due to the recognition of $21,780 in operating expenses related to the Leaman Property which was acquired by the Company on April 1, 2011.  Additional expenses incurred in the current three months not recognized in 2011 were $7,407 in depletion and accretion expense.  Also, a reversal of stock-based compensation expense of ($1,123) due to the revaluation of unvested options occurred in the three-month period ended February 29, 2012 while in the corresponding 2011 period, $88,825 in additional stock-based compensation expense was recognized.  The reduction in stock-based compensation in the current three-month period was the result of a reduction in the Company’s share price.  Professional fees and general and administrative expenses were lower in the current three-month period compared to the prior period largely due to the timing of regulatory filings and press releases.

For the six-months ended February 29, 2012 we had a net loss of $64,562 compared to a net loss of $135,221 for the corresponding period in 2011.  A significant change in the current six-month period was due the recognition of $34,754 in operating expenses related to the Leaman Property which was acquired by the Company on April 1, 2011.  Additional expenses incurred in the current six-month period not recognized in 2011 were $13,269 in depletion and accretion expense.  Also, a reversal of stock-based compensation expense of ($5,467) due to the revaluation of unvested options occurred in the six-month period ended February 29, 2012 while in the corresponding 2011 period, $88,825 in additional stock-based compensation expense was recognized.  The reduction in stock-based compensation in the current six-month period was the result of a reduction in the Company’s share price.  Professional fees and general and administrative expenses were higher in the current six-month period due to a general higher level of activity as the Company has expanded its activity.

Liquidity and Capital Resources

We had a cash balance of $126,766 and working capital of $96,654 as of February 29, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$59,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$40,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the six-month period ended February 29, 2012 was $50,451 compared to $62,104 during the six-month period ended February 28, 2011.  The decrease was largely due to a decrease in the net loss to $64,562 in 2012 compared to $135,221 in 2011.  Partially offsetting the effect of the lower loss were changes in non-cash expenses relating to stock-based compensation and depletion and accretion.   For the six-month period ended February 29, 2012 a reversal of stock-based compensation expense of ($5,467) was recognized due to the revaluation of unvested options while in the corresponding 2011 period, $88,825 in additional stock-based compensation expense was recognized.  In 2012, $13,129 of depletion and accretion expense was recognized while $0 was incurred in 2011.  In the current six-month period we also incurred outflows from the reduction in non-property related  accounts payable and accrued liabilities of $12,777 while in 2011 there was a cash outflow of $9,038 from changes in accounts payable and accrued liabilities.  Also, there was an inflow from a decrease in accounts receivable of $16,709 in 2012 while there were no receivables changes in 2011.  Cash flows from financing activities in 2012 were $0 compared to $550,500 in 2011 received from the sale of common stock.  Investing activities consisted of the acquisition of oil and gas property interests of $18,402 in 2012 compared to $181,003 in 2011.

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

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $279,758 for the period from June 5, 2008 (inception) to February 29, 2012.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2012, to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures
Not applicable.

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

Date: April 16, 2012 TITAN OIL & GAS, INC. By: /s/ Jack Adams Jack Adams President, Chief Executive, Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)