Form 10-Q
period 2012-05-31
Titan Oil & Gas, Inc.
filed 2012-07-16
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended May 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of July 16, 2012.

Item 1.  Financial Statements
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2012	2011
ASSETS
Current Assets
Cash	$99,888	$195,619
Accounts receivable	10,880	31,235
Prepaid expenses	4,045	8,054
Total Current Assets	114,813	234,908

Oil and gas property interests (net) (note 4)	421,374	417,280

Total Assets	$536,187	$652,188

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,036	$38,369
Total Current Liabilities	28,036	38,369

Long Term Liabilities
Asset retirement obligations (note 5)	3,006	2,796
Total Long Term Liabilities	3,006	2,796

Total Liabilities	31,042	41,165

Stockholders' Equity
Common Stock, Par Value $.001 Authorized 100,000,000 shares, 54,227,000 shares issued and outstanding at May 31, 2012 and August 31, 2011	54,227	54,227
Paid-in capital	748,377	771,992
Deficit accumulated since inception of the exploration stage	(297,459)	(215,196)
Total Stockholders' Equity	505,145	611,023

Total Liabilities and Stockholders' Equity	$536,187	$652,188

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three-Months		For the Nine-Months		June 5, 2008
	Ended		Ended		(Inception) to
					May 31,
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	2012
Revenues
Oil and Gas Revenue	$16,197	$15,325	$56,768	$15,325	$91,361

Expenses
Operating expenses	18,227	3,197	52,981	3,197	78,395
Depletion and accretion	4,840	5,809	18,109	5,809	26,538
Professional expenses	1,673	3,500	24,036	16,569	95,591
General and administrative	7,265	4,931	26,479	21,830	84,067
Management fees	2,250	-	17,250	15,000	32,250
Directors’ fees	1,500	3,000	7,500	9,000	22,500
Stock-based compensation	(1,857)	(28,725)	(7,324)	60,100	54,051
Total Expenses	33,898	(8,288)	139,031	131,505	393,392
Net Loss from Operations	(17,701)	23,613	(82,263)	(116,180)	(302,031)

Other Income (Expenses)
Gain on sale of assets	-	-	-	4,572	4,572
Net Other Income (Expenses)	-	-	-	4,572	4,572

Net Loss	$(17,701)	$23,613	$(82,263)	$(111,608)	$(297,459)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	54,227,000	54,227,000	54,227,000	54,092,293

(1)	Share amounts have been adjusted to reflect the 8:1 forward stock split completed on July 23, 2010.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Nine-Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(82,263)	$(111,608)	$(297,459)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and accretion expense	18,109	5,809	26,538
Compensation expense of stock options	(7,324)	60,100	54,051
Gain on sale of assets	—	(4,572)	(4,572)
Change in Operating Assets and Liabilities
(Increase) decrease in accounts receivable	20,355	(14,374)	(10,880)
(Increase) decrease in prepaid expenses	4,009	(1,244)	(4,045)
Increase (decrease) in accounts payable and accrued liabilities	(8,729)	(3,125)	28,036
Net Cash Used in Operating Activities	(55,843)	(69,014)	(208,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property interests	(39,888)	(369,029)	(415,781)
Proceeds from disposal of oil and gas interests	—	15,000	15,000
Net Cash Used in Investing Activities	(39,888)	(354,029)	(400,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	550,500	709,000
Net Cash Provided by Financing Activities	—	550,500	709,000

Net (Decrease) Increase in Cash and Cash Equivalents	(95,731)	127,457	99,888
Cash and Cash Equivalents at Beginning of Period	195,619	85,701	—
Cash and Cash Equivalents at End of Period	$99,888	$213,158	$99,888

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
			Cumulative
			Since
			June 5, 2008
	For the Nine-Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$—	$840	$—
Long Term Liabilities-Asset Retirement
Obligation	$—	$—	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2012 resulting in a reversal of stock based compensation expense of ($23,615) (2011 - $105,595 in additional expense).  Of this amount ($16,291) (2011 - $49,495 in additional capitalized expense) has been deducted from capitalized oil and gas property interests and ($7,324) (2011 - $60,100 in additional expense) has been recognized as a reversal of stock-based compensation expense in the consolidated statement of operations at May 31, 2012.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

This summary of accounting policies for Titan Oil & Gas, Inc. (an exploration stage company) (the “Company”) is presented to assist in understanding the Company's consolidated financial statements.  The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements.

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

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of May 31, 2012.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION (continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2011 has been omitted.  The results of operations for the three and nine-month periods ended May 31, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the nine-months ended May 31, 2012, the Company incurred a net loss of $82,263.   Since inception on June 5, 2008 the Company has an accumulated deficit of $297,459 to May 31, 2012.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $102,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s operations for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2012, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2012 and 2011 and are thus not presented.

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

For the nine-months ended May 31, 2012, the Company has recognized $56,768, (2011 - $15,325) in revenue from its oil and gas activities.

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

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – OIL AND GAS PROPERTY INTERESTS
	May 31, 2012 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)	(proven)
Property acquisition and lease payments	$177,009	$6,043	$150,694	$333,746
Geological and geophysical (1)	80,717	1,086	4,176	85,979
Asset Retirement Obligation	-	-	27,865	27,865
Accumulated Depletion	-	-	(26,216)	(26,216)
Total expenditures	$257,726	$7,129	156,519	421,374

(1)	Balance includes accumulated total capitalized stock-based compensation expense of $39,552.

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

Depletion Expense

The Company has received a reserve report on its Leaman property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 7,400 recoverable barrels equivalent of oil at March 31, 2011. As a result $17,899 (2011- $5,567) has been recorded as depletion expense at May 31, 2012. The actual recoverable number of barrels may differ materially from this estimate.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As of May 31, 2012 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at May 31, 2012 as $3,006 which includes $210 (2011 - $112) in accretion expense for the nine-months ended May 31, 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective March 1, 2012, the Company began paying its principal executive officer $750 to serve as an officer and director of the Company.  Prior to March 1, 2012, the Company’s current principal executive officer served as a director only and received $500 per month.   In addition, the Company pays its other director $500 per month to serve on its Board of Directors. The payments are made quarterly in advance.  The total amount paid to the Company’s current officers and directors for the nine-months ended May 31, 2012 was $9,750 (2011 - $9,000).  Prior to his resignation, the Company’s former principal executive officer received $15,000 (2011 - $15,000) in management fees for the nine-months ended May 31, 2012.

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

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2012 resulting in a reversal in stock-based compensation expense of ($23,615) (2011 - $109,595 in additional expense) of which ($16,291) (2011 - $49,495 in additional capitalized expense) was deducted from capitalized oil and gas property interests and ($7,324) (2011 - $60,100 in additional expense) was recognized as a reversal of stock-based compensation in the consolidated statement of operations at May 31, 2012.  No stock options were granted in the three or nine-month periods ended May 31, 2012 or 2011.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – SHARE CAPITAL (continued)

Stock Options (continued)

The following table sets forth the options outstanding under the 2010 Plan as of May 31, 2012:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2011	4,200,000	800,000	$ 0.59
Options granted	-	-	-
Balance, May 31, 2012	4,200,000	800,000	$ 0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at May 31, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	3.17	$ 0.26	200,000	$ 0.26
$ 1.30	250,000	3.54	$ 1.30	150,000	$ 1.30
	800,000			350,000

The aggregate intrinsic value of stock options outstanding at May 31, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at May 31, 2012 was also $0.  No stock options have been exercised to date.  As of May 31, 2012 there was $2,996 in unrecognized compensation expense that will be recognized over 2.25 years.

A summary of status of the Company’s unvested stock options as of May 31, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2011	550,000	$ 0.64	$ 0.47
Granted	-	$ -	$ -
Vested	(100,000)	$ 1.30	$ 0.97
Unvested at May 31, 2012	450,000	$ 0.49	$ 0.36

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

Results of Operations

From June 5, 2008 (inception) to May 31, 2012 we have incurred losses of $297,459.   For the three and nine-months periods ended May 31, 2012 our net losses were $17,701 and $82,263 respectively.  We had a net income of $23,613 for the three-months ended May 31, 2011 and a net loss of $111,608 for the nine-months ended May 31, 2011.

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman Property. The Leaman Property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman Property but the Company is responsible for selling its own oil and gas.  For the three and nine-month periods ended May 31, 2012 the Company recognized revenue of $16,197 (approximately 234 barrels of oil) and $56,768 (approximately 747 barrels of oil) respectively.  Gas production for the three and nine-months ended May 31, 2012 was negligible. Oil revenue for the three and nine-months ended May 31, 2011 was $15,325 which represented approximately 162 barrels of oil.

Expenses

For the three-months ended May 31, 2012 we had a net loss of $17,701 compared to a net income of $23,613 for the corresponding period in 2011.  A significant portion of the change was due to the recognition of stock-based compensation.  For the three-months ended May 31, 2012 we recognized a reversal of stock-based compensation expense of ($1,857) due to the revaluation of unvested stock options while in the corresponding 2011 period a reversal of ($28,725) in stock-based compensation expense was recognized.  The reversal in stock-based compensation for both periods was the result of a reduction in the Company’s share price.  The change in the net loss was also due to higher operating costs for the Leaman Property of $18,227 for the three-months ended May 31, 2012 compared to $3,197 recognized in 2011.  Additional expenses incurred in the current three months were $4,840 in depletion and accretion expense compared to $5,809 in corresponding 2011.

For the nine-months ended May 31, 2012 we had a net loss of $82,263 compared to a net loss of $111,608 for the corresponding period in 2011.  A large portion of the reduction in the net loss was due to the recognition of stock-based compensation.  For the nine-months ended May 31, 2012 we recognized a reversal of ($7,324) due to the revaluation of unvested options while in the corresponding 2011 period $60,100 in additional stock-based compensation expense was recognized.  The reduction in stock-based compensation in the current nine-month period was the result of a reduction in the Company’s share price while in 2011 the Company’s share price was higher in the first portion of the period before decreasing.  The change in the net loss was also due to higher operating costs for the Leaman Property of $52,981 for the nine-months ended May 31, 2012 compared to $3,197 recognized in 2011.  Additional expenses incurred in the current nine-months were $18,109 in depletion and accretion expense compared to $5,809 in the corresponding 2011 period. Professional fees and general and administrative expenses were higher in the current period largely due to the acquisition of the Leman Property which was acquired in April 2011.  The result is that the general level of activity of the Company is higher in 2012 than in 2011.

Liquidity and Capital Resources

We had a cash balance of $99,888 and working capital of $86,777 as of May 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$62,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$40,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the nine-month period ended May 31, 2012 was $55,843 compared to $69,014 during the nine-months ended May 31, 2011.  The decrease was largely due to a decrease in the net loss to $82,263 in 2012 compared to $111,608 in 2011.  Partially offsetting the effect of the lower loss were changes in non-cash expenses relating to stock-based compensation and depletion and accretion.   For the nine-month period ended May 31, 2012 a reversal of stock-based compensation expense of ($7,324) was recognized due to the revaluation of unvested options while in the corresponding 2011 period, $60,100 in additional stock-based compensation expense was recognized.  In 2012, $18,109 of depletion and accretion expense was recognized while $5,809 was recorded in 2011.  In the current nine-month period we also incurred outflows from changes in accounts payable and accrued liabilities of $8,729 while in 2011 there was a cash outflow of $3,125 from changes in accounts payable and accrued liabilities.  Also, there was an inflow from a decrease in accounts receivable of $20,355 in 2012 while there was an outflow of $14,374 from accounts receivables changes in 2011.  Cash flows from financing activities in 2012 were $0 compared to $550,500 in 2011 received from the sale of common stock.  Investing activities consisted of the acquisition of oil and gas property interests of $39,888 in 2012 compared to $369,029 in 2011.  In 2011 we also had a cash inflow of $15,000 from the proceeds of an oil and gas property interest disposition.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman Property it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $102,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund the Company’s operations for the next twelve months.  Management may in the future seek additional capital through equity or debt offerings.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $297,459 for the period from June 5, 2008 (inception) to May 31, 2012.  Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. In order to further explore and develop our properties, additional funding will be required.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2012, to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibit 32		Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 16, 2012 TITAN OIL & GAS, INC. By: /s/ Jack Adams Jack Adams President, Chief Executive, Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)