Form 10-K
period 2012-08-31
Titan Oil & Gas, Inc.
filed 2012-11-29
CIK 1446414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 29, 2012 was approximately $2,187,000.

The number of shares of the issuer’s common stock issued and outstanding as of November 29, 2012 was 54,227,000 shares.

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
Item 1.                      Description of Business

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

On January 20, 2012 the Board of Directors of the Company elected Mr. Jack Adams President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer of the Company and also on January 20, 2012 Mr. Jarnail Dhaddey resigned as President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Registrant.

On October 2, 2012 the Board of Directors of the Company elected Mr. Michal Gnitecki President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company and on October 1, 2012, Jack Adams resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.

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

In addition, on April 12, 2010 the Company acquired an interest in two petroleum and natural gas (“P&NG”) leases (the “Saskatchewan Leases”) in the province of Saskatchewan, Canada.  Including fees and closing costs, the rights to the Saskatchewan Leases were acquired for an aggregate $9,873 and the purchase price included the first year’s aggregate annual lease payments of $372.  The total area covered by the Company’s portion of the Saskatchewan Leases is 326 acres.  The interests in the Saskatchewan Leases were acquired through a public land sale process held on a regular basis by the Saskatchewan provincial government.

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

On April 14, 2011, the  Company began doing business in Alberta, Canada as TNGS Oil & Gas, Inc., entered into a general conveyance agreement (the “General Conveyance Agreement”) with Huron Energy Corporation (“Huron”), pursuant to which Huron conveyed to TNGS a 6% working interest in the petroleum and natural gas rights, as well as the intangible and miscellaneous interests (collectively, the “Assets”) in 800 acres of land located in the Leaman area of Alberta, Canada (the “Leaman Property”).  In consideration for the Assets, TNGS paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells, five of which are currently in production. Of the five currently in production, the Company receives revenue from four of the wells as a fifth well is currently in penalty.  The well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive any future revenue from the well in penalty.

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

RISKS RELATING TO OUR COMPANY

1.	Our auditors’ opinion in our August 31, 2012 financial statements includes an explanatory paragraph indicating the possibility that we may not be able to continue to operate.

We have incurred net losses of $461,886 from June 5, 2008 (inception) to August 31, 2012.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations or we will need to raise additional capital in order to fund our future exploration and development.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  Any such plans may not be successful. If we cannot continue as a viable entity our shareholders will lose their entire investment in our company.

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

In connection with the name and domicile change, the Company’s business was changed to oil and gas exploration.  The Company acquired its first oil-producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  As a result we have only recently commenced oil and gas production and exploration activities.  To date, revenues from production have not been sufficient to fund all of our operational needs.

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

The Company expects that it will need approximately $77,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s planned operations for the next twelve months.  Even with our production which began in April 2011 we will require substantial additional capital to fund our operations which will include exploring the rest of our leased properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Management may in the future seek to raise additional capital, from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, or be available on favorable terms, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

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

Our sole officer and two directors are not required to work exclusively for us and do not devote all of their time to our operations.   Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is currently expected that each of our directors will devote only approximately one hour per week to our activities on an ongoing basis, and when required will devote more time when property visits are required or when extensive analysis of information is needed.  One of our directors works for other natural resource exploration companies.  Therefore, it is possible that a conflict of interest with regard to his time and business opportunities may arise because of his employment by such other companies which would negatively impact our operations.

16.	Our principal shareholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 66.4% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws;
•	significant corporate actions and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us..

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

Our Articles of Incorporation authorize the issuance of 100,000,000 common shares, of which 54,227,000 shares are issued and outstanding.  The future issuance of our common stock for future services or acquisitions or other corporate actions may result in substantial dilution in the percentage of our common stock held by our then existing shareholders and may have an adverse effect on any trading market, if one is established for our common stock.

19.	Our controlling shareholder may take actions that are contrary to your interests, including selling their stock.

Our controlling shareholder beneficially owns approximately 66.4% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  This stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

20.
Our common stock is subject to the "penny stock" rules of the SEC which may make buy or selling our common stock difficult.  We have no established market for our common stock and there can be no assurance that one will ever develop or be sustained.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

21.	We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our sole officer and director. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

22.
Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

23.	Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties

Corporate Office

The Company does not currently have physical office space.  We currently maintain our corporate office on a shared basis at 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128 pursuant to a one-year lease for monthly rent payments of $249. The lease expires March 1, 2013.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Interests

The following table lists total capitalized costs for the Company’s properties at August 31, 2012. All of the Company’s properties are located in Alberta, Canada.

	August 31, 2012 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$162,292	$6,043	$150,964	$319,299
Geological and geophysical (1)	93,198	1,086	4,175	98,459
Asset Retirement Obligation	-	-	27,881	27,881
Asset Write Down	-	-	(130,201)	(130,201)
Accumulated Depletion	-	-	(33,820)	(33,820)
Total expenditures	$255,490	$7,129	18,999	281,618

(1)	Balance includes total capitalized stock-based compensation expense of $36,443.

Oil and Gas Property Lease Information

The Company’s Southeast Alberta Property is comprised of ten “P&NG leases with the government of the province of Alberta, Canada.  All of the interests in the leases were acquired through a public land sale process held on a regular basis by the provinces of Alberta.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company immediately pays the government the bid price and enters into a formal lease with the government.  Each lease is for a 5 year term with a commencement date equal to the date of acquisition, requires minimum annual lease payments of CDN $3.50 (USD $3.55) per hectare, and grants the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The leases are renewable if certain conditions are met.  All leases require the payment of the first year’s minimum annual lease payments at the time of acquisition.  The P&NG leases are subject to royalties payable to the Alberta provincial government.  The royalty is calculated using a revenue-less-cost formula.  In years prior to the recovery of the project’s capital investment, the royalty is 1% of gross revenue.  Once the project costs have been recovered, the royalty is the greater of 1% of gross revenue or 25% of net revenue.

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

Leaman Property

Acquisition of Interest

On April 14, 2011 the Company doing business in Alberta, Canada as TNGS Oil & Gas, Inc.  entered into the General Conveyance Agreement with Huron, pursuant to which Huron conveyed to the Company a 6% working interest in the Assets in 800 acres of land located in the Leaman Property.  Under the General and Conveyance Agreement, the Company began receiving its share of oil and gas revenue effective April 1, 2011. In consideration for the Assets, the Company paid Huron an aggregate CDN $140,000.  Including closing costs and taxes the Leaman Property was acquired for a total of USD $148,367.  The Leaman Property consists of six oil wells with five currently in production. Of the five currently in production, the Company receives revenue form four of the wells as a fifth well is currently in penalty.  The one well in penalty is a result of Huron not paying its share of capital costs to the well’s operator.  Huron did not pay its share of costs as the well has had minimal production to date.  The Company does not expect to receive any future revenue from the well in penalty.

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

GLJ Petroleum Consultants of Calgary, Alberta, Canada have prepared a reserve report on the Leaman Property as of August 31, 2012. The following is a summary of the reported results adjusted for the period ended August 31, 2012.  All of the Company’s reserves are from the Leaman Property which is located in Alberta, Canada.
	Summary of Reserves
	August 31, 2012
	Proved Producing	Proved Plus Probable Producing
MARKETABLE RESERVES
Heavy Oil (Mbbl)
Gross Lease	64.0	76.0
Total Company Interest	3.0	3.6
Net After Royalty	2.9	3.4
Gas (MMcf)
Gross Lease	8.4	9.8
Total Company Interest	0.3	0.4
Net After Royalty	0.3	0.4
Oil Equivalent (Mbbl)
Gross Lease	65.4	77.6
Total Company Interest	3.1	3.7
Net After Royalty	3.0	3.5

The Company does not have any proved or probable undeveloped properties nor does it have any possible developed or undeveloped properties.

A copy of the amended report has been attached to this Form 10-K as exhibit 99.1.

The following table shows the Company’s share of oil production in aggregate for the year ended August 31, 2012 and for the period from acquisition on April 1, 2011 to August 31, 2011.  Gas production received by the Company has been negligible to date.

Year Ended August 31, 2012
Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
1,050	69	62

1.	Production is the Company’s 6% working interest in Leaman Wells.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $72,444 for the year ended August 31, 2012 divided by barrels of oil sold.
3.	Average operating cost is calculated based on aggregate operating costs of $65,597 for the year ended August 31, 2012 divided by barrels of oil produced.

Period from April 1, 2011 to August 31, 2011
Production (4)	Sales Price (5)	Operating Costs (6)
(bbls)	($/bbl)	($/bbl)
401	86	63

4.	Production is the Company’s 6% working interest in Leaman Wells.
5.	Average selling price is calculated based on aggregate gross sales proceeds of $34,593 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil sold.
6.	Average operating cost is calculated based on aggregate operating costs of $25,414 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil produced.

Southeast Alberta Properties

R18
R13
R8
T27
T27
T22
T22
Cessford
Atlee Buffalo
Suffield 2
T17
T17
Eyremore
Suffield
Retlaw
City of
Medicine Hat
T12
T12
North
City of
Lethbridge
Bow Island
Taber
T7
T7
R19
R14
R9
R4W4

Titan Oil and Gas Inc.

Attachment No. 1

Circles are Titan Land Locs

Created in AccuMap™
Product of IHS
Datum: NAD27
Vol. 21 No. 01, Jan 13 2011
(403) 770-4646

Author:	WCB
Date:	January 29, 2011
File:	Show Map1.MAP
Scale:	1 : 1000808
Projection:	Stereographic
Center:	N50.43725 W111.75374

Grid Information:

DLS:	IHS Enhanced Grid
NTS:	Theoretical Grid
FPS:	Theoretical Grid
US:	IHS US Grid

DLS Version Information:

AB:	ATS 2.6
BC:	PRB 2.0
SK:	STS 2.5
MB:	MI 207

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

Description and Location of the Southeast Alberta Properties

The Company has acquired the following leases:

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

August 19, 2010	Retlaw	1	256	CDN $896 / USD $909
September 2, 2010	Bow Island	1	256	CDN $896 / USD $909
September 2, 2010	Eyremore	1	256	CDN $896 / USD $909
September 2, 2010	Eyremore	1	256	CDN $896 / USD $909
September 16, 2010	Atlee Buffalo	1	256	CDN $896 / USD $909
September 30, 2010	Taber	1	256	CDN $896 / USD $909
September 30,2010	Bow Island	1	256	CDN $896 / USD $909
December 15, 2010	Cessford	1	256	CDN $896 / USD $909
January 12, 2011	Suffield	1	256	CDN $896 / USD $909
January 12, 2011	Suffield	1	512	CDN $1,792 / USD $1,818
		10	2,816	CDN $9,856 / USD $9,999

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

The review of the data will include preparing detailed geological maps using existing drill log data with the aim of identifying potential drill targets and to obtain a better understanding of potential strategies for acquiring new land holdings.  The Company will not undertake any drilling in 2012, as the on-going review of available information will take between twelve to eighteen months to complete once the work commences.  Therefore, the Company is not expecting to undertake any drilling until at least 2013.

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

Exploration History of the Alberta Well Interest

The Well was initially drilled in 1998 and re-entered by Apex Energy (Canada) Inc. (”Apex”) in November 2003.  To date there has been only minimal production from the Well and currently the Well is not in production. Beatton Energy Inc. (“Beatton”) is the current operator of the Well.

Current State of Exploration

To date there has been only minimal production from the Well and currently the Well is not in production.

Geological Exploration Program

Beatton is currently assessing the potential for future development of the Well.

Item 3.   Legal Proceedings

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

Item 4.   Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “TNGS.OB.” since July 27, 2010. Prior to July 27, 2010 there was no active market for our common stock. The following table sets forth the high and low closing bid prices of our common stock as quoted on the OTCBB.

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	$0.08	$0.02
	Third Quarter	$0.14	$0.04
	Second Quarter	$0.15	$0.07
	First Quarter	$0.245	$0.10
2011	Fourth Quarter	$0.42	$0.11
	Third Quarter	$1.54	$0.35
	Second Quarter	$2.905	$0.70
	First Quarter	$1.00	$0.10

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On November 23, 2012, there were approximately thirty-three holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any dividends in the foreseeable future. Rather, the Company expects to retain any future earnings to finance its operations and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2012, securities issued and securities available for future issuance under our 2010 Stock Option Plan were as follows:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is engaged in the acquisition and exploration of oil and gas properties.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.

Plan of Operation

The Company’s current objective for the next twelve months is to continue to explore the properties subject to its P&NG leases.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman Property the Company expects that losses will continue in the future until additional producing assets can either be developed or acquired.  The Company expects that it will need approximately $77,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s operations for the next twelve months. Management may in the future seek additional capital through equity or debt offerings.  There are no assurances that management’s plans will be realized or that additional financing will be available or available on terms favorable to us.

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

We do not currently anticipate any equipment purchases in the twelve months ending August 31, 2013.

Results of Operations

The Year Ended August 31, 2012 compared to the Year Ended August 31, 2011

Revenues

The Company recognized $72,444 in revenue for the year ended August 31, 2012 compared to $34,593 for the year ended August 31, 2011.  The Company acquired its first oil-producing assets in April 2011 when it acquired the Leaman Property.  The Company’s share of production for the year ended August 31, 2012 was approximately 1,047 barrels of oil compared to approximately 401 barrels of oil for the year ended August 31, 2011.

Prior to April 2011the Company had not realized any revenue from its oil and gas properties.

Expenses

For the year ended August 31, 2012 our net loss was $246,690 compared to $139,644 for the year ended August 31, 2011.  The Company acquired its first oil-producing assets in April 2011 when it acquired the Leaman Property.  Many of the Company’s expenses have increased in the current year as a result of the Company having a full year of production in 2012 compared to a partial year of production in 2011.  Due to 2012 being a full year of production compared to a partial period in 2011, operating expenses increased to $65,597 in 2012 from $25,414 in 2011.  In addition, depletion and accretion increased to $31,334 for the year ended August 31, 2012 from $8,429 for the year ended August 31, 2011.  During the year ended August 31, 2012 the Company wrote-down its Leaman Property by $130,201 as a result of a reduction in the Company’s reserves pursuant to the Company’s updated reserve report.  The reduction in reserves was the result of less favourable price and economic estimates in 2012 compared to 2011.

For the year ended August 31, 2012 the Company recognized a reversal of non-capitalized stock-based compensation expense of $8,040 compared to the recognition of an additional stock-based compensation of $61,375 for the year ended August 31, 2011.  The lower stock-based compensation expense in 2012 was due to stock options granted in previous periods being revalued during the current period when the Company’s share price was lower.  Professional fees have increased to $36,303 for the year ended August 31, 2012 compared $27,905 for the year ended August 31, 2011.  The increase was largely due to extra costs associated with tax planning related to the Company’s TNGS subsidiary and due to additional regulatory filing requirements.  General and administrative expenses were $35,239 and $28,686 in 2012 and 2011 respectively.  The increase in the current year was due to higher office and regulatory and filing fees. Total compensation paid to management and directors was $28,500 in 2012 compared to $27,000 in 2011.

Other Income (Expense)

During the fiscal year ended August 31, 2011 the Company disposed of its interest in two Petroleum and Natural Gas Leases in the province of Saskatchewan.  The rights to the Saskatchewan Leases were sold to Westpoint for total proceeds of $15,000 resulting in a gain of $4,572.  The Company sold its interests in the Saskatchewan Leases as they are located in Saskatchewan while the majority of the Company’s other assets are located in Alberta where the Company is focusing its activities.  No such activities occurred in 2012.

Liquidity and capital resources

We had a cash balance of $61,289 and working capital of $63,900 as of August 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$62,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$15,000 for annual minimum lease payments and on-going assessment of our Alberta properties.

Net cash used in operating activities during the year ended August 31, 2012 was $93,282 compared to $113,612 during the year ended August 31, 2011.  The Company used less cash in operations in 2012 compared to 2011 despite an increase in the net loss to $246,690 in the year ended August 31, 2012 from $139,644 for the year ended August 31, 2011.  The primary reason for this effect was that $130,201 of the loss in the current year was a non-cash write-down of the Leaman property.  Additionally, two other non-cash items impacted the amount of cash used in operations.  Depletion and accretion for the year ended August 31, 2012 was $31,334 in 2012 compared to $8,429 in 2011.  Also, stock-based compensation for the year ended August 31, 2012 was a reversal of expense of $8,040 compared to an additional expense of $61,375 in the prior year.   Working capital changes for the year ended August 31, 2012 consisted of an inflow of $20,113 from the collection of accounts receivable, an outflow of $3,880 from an increase in prepaid expenses, and an outflow of $16,320 from the payment of accounts payable.  For the year ended August 31, 2011 working capital changes were the result of an outflow of $31,235 from an increase in accounts receivable, an outflow of $6,735 from an increase in prepaid expenses, and an outflow of $1,230 from a decrease in accounts payable and accrued liabilities.

Cash flows from investing activities for the year ended August 31, 2012 consisted of the acquisition of oil and gas property interests of $41,048 while there were no financing activities in 2012.  Cash flows from financing activities in 2011 consisted of $550,500 received from the sale of common stock while investing activities consisted primarily of $341,970 related to the acquisition of oil and gas property interests and $15,000 received from the disposal of the Saskatchewan Leases.

Going Concern Consideration

The Company’s financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.   During the fiscal year ended August 31, 2012, the Company incurred a net loss of $246,690.   Since inception on June 5, 2008 the Company has an accumulated deficit of $461,886 to August 31, 2012.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended August 31, 2012. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

TITAN OIL & GAS, INC.

(An Exploration Stage Company)

-:-

August 31, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
August 31, 2012 and 2011	F - 2

Statements of Operations for the
Years Ended August 31, 2012 and 2011 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2012	F - 3

Statement of Stockholders’ Equity
Since June 5, 2008 (inception) to August 31, 2012	F - 4

Statements of Cash Flows for the
Years Ended August 31, 2012 and 2011 and the Cumulative Period
from June 5, 2008 (inception) to August 31, 2012	F – 6

Notes to Financial Statements	F - 8

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Titan Oil & Gas, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2012 and 2011, and the related statements of operations, and cash flows for the years ended August 31, 2012 and 2011, and the cumulative since June 5, 2008 (inception) to August 31, 2012, and the statement of stockholder’s equity since June 5, 2008 (inception) to August 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Oil & Gas, Inc. (an exploration stage company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended August 31, 2012 and 2011, and the cumulative since June 5, 2008 (inception) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $461,886, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ Robison, Hill & Co.____
Certified Public Accountants

Salt Lake City, Utah
November 29, 2012

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2012	2011
ASSETS
Current Assets
Cash	$61,289	$195,619
Accounts Receivable	11,122	31,235
Prepaid expenses	11,934	8,054
Total Current Assets	84,345	234,908

Oil and Gas Property Interests, Net (Note 4)	281,618	417,280

Total Assets	$365,963	$652,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$20,445	$38,369
Total Current Liabilities	20,445	38,369

Long Term Liabilities
Asset Retirement Obligations (Note 5)	8,626	2,796
Total Long Term Liabilities	8,626	2,796

Total Liabilities	29,071	41,165

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 54,227,000 shares at
August 31, 2012 (August 31, 2011 – 54,227,000)	54,227	54,227
Paid-In Capital	744,551	771,992
Deficit Accumulated Since Inception of Exploration Stage	(461,886)	(215,196)

Total Stockholders’ Equity	336,892	611,023

Total Liabilities and Stockholders’ Equity	$365,963	$652,188

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,		August 31,
	2012	2011	2012
Revenues
Oil and Gas Revenue	$72,444	$34,593	$107,037

Expenses
Operating Expenses	65,597	25,414	91,011
Depletion and Accretion	31,334	8,429	39,763
Write-down of oil and gas property interests (Note 4)	130,201	-	130,201
Professional Expenses	36,303	27,905	107,858
General and Administrative	35,239	28,686	92,827
Management Fees	19,500	15,000	34,500
Stock-based Compensation	(8,040)	61,375	53,335
Directors’ Fees	9,000	12,000	24,000
Total Expenses	319,134	178,809	573,495
Net Loss from Operations	(246,690)	(144,216)	(466,458)
Other Income (Expenses)
Gain on Sales of Assets (Note 4)	-	4,572	4,572
Net Other Income (Expense)	-	4,572	4,572

Net Loss	$(246,690)	$(139,644)	$(461,886)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	54,227,000	54,126,247

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
(Balance Carried Forward)

TITAN OIL & GAS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total

Balance August 31, 2010	53,760,000	$53,760	$119,496	$(75,552)	$97,704
(Balance Carried Forward)

Common Stock Issued at $0.025
per share, September 10, 2010	200,000	200	49,800	—	50,000
Common Stock Issued at $1.50 per
share, January 31, 2011	67,000	67	100,433	—	100,500
Common stock issued at $2.00 per
Share, January 10, 2011	200,000	200	399,800	—	400,000
August 2011, Compensation
from the Issuance of Stock
Options at Fair Market Value	—	—	102,463	—	102,463
Net Loss	—	—	—	(139,644)	(139,644)

Balance August 31, 2011	54,227,000	$54,227	$771,992	$(215,196)	$611,023

August 2012, Compensation
from the Issuance of Stock
Options at Fair Market Value	—	—	(27,441)	—	(27,441)
Net Loss	—	—	—	(246,690)	(246,690)
Balance August 31, 2012	54,227,000	$54,227	$744,551	(461,886)	$336,892

(1)	Reflects the 8:1 forward stock split completed on July 23, 2010. See Note 7.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(246,690)	$(139,644)	$(461,886)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	31,334	8,429	39,763
Write-down of Oil and Gas Property Interests	130,201	-	130,201
Compensation Expense of Stock Options	(8,040)	61,375	53,335
Gain on Sale of Assets	-	(4,572)	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	20,113	(31,235)	(11,122)
(Increase) Decrease in Prepaid Expenses	(3,880)	(6,735)	(11,934)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(16,320)	(1,230)	20,445
Net Cash Used in Operating Activities	(93,282)	(113,612)	(245,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(41,048)	(341,970)	(416,941)
Proceeds from Disposal of Oil and Gas Interest	-	15,000	15,000
Net Cash Used in Investing Activities	(41,048)	(326,970)	(401,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	550,500	709,000
Net Cash Provided by Financing Activities	-	550,500	709,000
Net (Decrease) Increase in
Cash and Cash Equivalents	(134,330)	109,918	61,289
Cash and Cash Equivalents
at Beginning of Period	195,619	85,701	—
Cash and Cash Equivalents
at End of Period	$61,289	$195,619	$61,289

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			June 5, 2008
	For the Year Ended		(Inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$—	$22,428	$22,428
Long Term Liabilities-Asset Retirement
Obligation	$—	$2,684	$2,684

In previous years, the Company has granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at August 31, 2012 resulting in a reversal of stock-based compensation expense of $(19,401) (2011- $41,088 in additional expense being capitalized) being capitalized to oil and gas property interests and a reversal of $(8,040) (2011- $61,375 in additional expense) being expensed.

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

Nature of Operations

The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of August 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the year ended August 31, 2012, the Company incurred a net loss of $246,690.   Since inception on June 5, 2008 the Company has an accumulated deficit of $461,886 to August 31, 2012.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $77,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s operations for the next twelve months.  Management may seek additional capital through a private placement or public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At August 31, 2012, $0 (2011 - $3,751) of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease rental payments.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at August 31, 2012 and 2011.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of August 31, 2012, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for August 31, 2012 and 2011 and are thus not presented.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the years ended August 31, 2012 or August 31, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2008 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS

	August 31, 2012 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$162,292	$6,043	$150,964	$319,299
Geological and geophysical (1)	93,198	1,086	4,175	98,459
Asset Retirement Obligation	-	-	27,881	27,881
Asset Write Down	-	-	(130,201)	(130,201)
Accumulated Depletion	-	-	(33,820)	(33,820)
Total expenditures	$255,490	$7,129	18,999	281,618

(1)	Balance includes total capitalized stock-based compensation expense of $36,443.

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

The Company received an updated reserve report as of August 31, 2012.  As a result of lower economic and price estimates used in the reserve report, the Company’s reserves have decreased in the current year compared to the prior year.  As a result of the decrease in reserves the Company has recognized a write-down of its Leaman property in the amount of $130,201 in the Consolidated Statement of Operations for the year ended August 31, 2012.

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

Depletion Expense

The Company has received a reserve report on its Leaman property as of August 31, 2012.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 3,500 recoverable barrels equivalent of oil. As a result $25,503 (2011 - $8,317) has been recorded as depletion expense at August 31, 2012. The actual recoverable number of barrels may differ materially from this estimate.

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at August 31, 2012 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at August 31, 2012 as $8,626 which includes an aggregate $5,942 in accretion expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 2, 2012 Michal Gnitecki was appointed President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.  He did not receive any compensation for the fiscal years ended August 31, 2012 or 2011.  Effective with his appointment he will be paid $750 per month to serve as an officer and director of the Company.

For the period from March 1, 2012 to August 31, 2012 the Company’s paid its most recent former principal executive officer $750 a month to serve as an officer of the Company.  Prior to March 31, 2012 our most recent former principal executive officer served as a director only and received $500 per month.  Our most recent former principal executive officer was paid a total of $7,500 (2011- $6,000) for the year ended August 31, 2012.  In addition, the Company pays its other director $500 per month to serve on its Board of Directors. The payments are made quarterly in advance.  The total amount paid to the Company’s other director for the year ended August 31, 2012 was $6,000 (2011 - $6,000).
Prior to his resignation, the Company’s other former principal executive officer received $15,000 (2011 - $15,000) in management fees for the year ended August 31, 2012.

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

For the year ended August 31, 2012 no stock options were granted while 250,000 were granted in the year ended August 31, 2011.  For stock options granted in prior years, the Black-Scholes option pricing model was used to calculate to estimate the fair value of the options at the grant date. The following assumptions were made:

	2011	2010
Risk Free Rate	0.17%	0.19%
Expected Life of Option	5 years	5 years
Expected Volatility of Stock (Based on Historical Volatility)	115.6%	92.6%
Expected Dividend yield of Stock	0.00	0.00

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

Total stock-based compensation expense of a reversal of expense of $(27,441) (2011 - $102,463 in additional expense) was recognized for the year ended August 31, 2012 with $(19,401) (2011 - $41,088) being capitalized to oil and gas property interests and $(8,040) (2011 - $61,375) being expensed. The stock-based compensation expense for the year ended August 31, 2012 relates to revaluing the unvested stock options granted in prior years as the prior year grants have vesting periods of up to four years.

The following table sets forth the options outstanding under the 2010 Plan as of August 31, 2012:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2010	4,450,000	550,000	$ 0.26
Options granted	(250,000)	250,000	$ 1.30
Balance, August 31, 2012 and 2011	4,200,000	800,000	$ 0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at August 31, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.26	550,000	2.92	$ 0.26	300,000	$ 0.26
$ 1.30	250,000	3.29	$1.30	150,000	$1.30
	800,000			450,000

The aggregate intrinsic value of stock options outstanding at August 31, 2012 was $0 (2011 - $0) and the aggregate intrinsic value of stock options exercisable at August 31, 2012 was also $0 (2011 - $0).  No stock options were exercised in 2012 or 2011.  As of August 31, 2012 there was $322 in unrecognized compensation expense that will be recognized over two years.

A summary of status of the Company’s unvested stock options as of August 31, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at August 31, 2010	475,000	$ 0.26	$ 0.18
Granted	250,000	$ 1.30	$ 0.97
Vested	(175,000)	$ 0.56	$ 0.47

Unvested at August 31, 2011	550,000	$ 0.64	$ 0.47
Vested	(200,000)	$ 0.78	$ 0.58

Unvested at August 31, 2012	350,000	$ 0.56	$ 0.41

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Non-capital losses carried forward	94,700	52,300
Less: valuation allowance	(94,700)	(52,300)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	84,000	47,500
Temporary differences	(44,300)	-
Permanent differences	2,700	(20,900)
Change in valuation allowance	(42,400)	(26,600)
Income tax provision	-	-

As of August 31, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $278,400 (2011 - $153,900) which expire between 2028 and 2032.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at August 31, 2012 the Company has entered into a total of ten P&NG leases with the Alberta provincial government (Note 4).  Each lease is for a period of five years and has an annual minimum lease payment of CDN $3.50 (USD $3.55) per hectare.  The first year’s minimum annual lease payment is included in the initial purchase price.  Therefore, the commitments at August 31, 2012 are for the balance of the respective lease term.

Total annual minimum lease payments are as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Annual P&NG Lease Payments:
Southeast Alberta Property Lease	$29,088	$9,999	$19,089	-
Office Lease Obligation	$1,494	$1,494	-	-
Total	$30,582	$11,493	$19,089	-

Commencing March 1, 2012 the Company renewed its one-year lease for its office space at $249 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2008, the United States Securities and Exchange Commission (SEC) released a final rule, "Modernization of Oil and Gas Reporting," which amended the oil and gas reporting requirements effective January 1, 2010. The key revisions include:

·	using a 12-month average price to determine reserves;
·	including non-traditional resources in reserves if they are intended to be upgraded to synthetic oil and gas;

·	the ability to use reliable technologies to determine and estimate reserves;
·	permitting the optional disclosure of probable and possible reserves;

·
reporting the independence and qualifications of the reserve preparer or auditor and filing a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and

·
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

Oil and Gas Reserves

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

The following tables set forth the Company’s portion of net proved and probable reserves at August 31, 2012 and 2011 and the changes in the net proved and probable reserves for the years ended August 31, 2012 and 2011 on an after-royalty basis,

Net Proved Reserves

All of the Company’s reserves are located in Alberta, Canada.  The Company does not have any proved or probable undeveloped properties nor does it have any possible developed or undeveloped properties.

Crude Oil (Mbbl)
Net proved reserves at August 31, 2010	-
Purchases in place	7.3
Production	(0.4)
Net proved reserves at August 31, 2011	6.9
Production	(1.1)
Revisions of previous estimates	(2.4)
Net proved reserves at August 31, 2012	3.4

Gas (MMcf)
Net proved reserves at August 31, 2010	-
Purchases in place	0.8
Production	(0.0)
Net proved reserves at August 31, 2011	0.8
Production	(0.2)
Revisions of previous estimates	(0.2)
Net proved reserves at August 31, 2012	0.4

Oil Equivalent (Mboe)
Net proved reserves at August 31, 2010	-
Purchases in place	7.4
Production	(0.4)
Net proved reserves at August 31, 2011	7.0
Production	(1.1)
Revisions of previous estimates	(2.4)
Net proved reserves at August 31, 2012	3.5

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to Titan’s crude oil and natural gas producing activities at August 31, 2012 and 2011

	2012	2011
Proved	183,020	153,602
Unproved	262,619	271,995
Total	445,639	425,597
Accumulated depletion	(33,820)	(8,317)
Write-down of oil and gas property interests	(130,201)	-
Net capitalized costs	281,618	417,280

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The acquisition, exploration and development costs disclosed in the following tables are in accordance with definitions in the Extractive Industries - Oil and Gas Topic of the ASC.

•	Acquisition costs include costs incurred to purchase, lease or otherwise acquire property.
•	Exploration costs include additions to exploratory wells, including those in progress, and exploration expenses.
•	Development costs include additions to production facilities and equipment and additions to development wells, including those in progress.

	2012	2011
Acquisition Costs of Properties
Proved	31,672	149,325
Unproved	9,376	144,885
Subtotal	41,048	294,210
Exploration costs	-	47,760
Total	41,048	341,970

Results of Operations

The following tables set forth results of operations for oil producing activities for the years ended August 31, 2012 and 2011.  Gas production received by the Company has been negligible to date.

August 31, 2012

Crude oil sales	$72,444
Production costs	65,597
Depletion and accretion	31,334
Income before income taxes	(24,487)
Income tax provision	-
Results of operations	(24,487)

August 31, 2011

Crude oil sales	$34,593
Production costs	25,414
Depletion and accretion	8,429
Income before income taxes	750
Income tax provision	-
Results of operations	750

Revenue and Operating Costs Per Barrel

The following table shows the Company’s sales and production costs per barrel for the year ended August 31, 2012 and for the period from acquisition on April 1, 2011 to August 31, 2011.  Gas production received by the Company has been negligible to date.

Year ended August 31, 2012	Production (1)	Sales Price (2)	Operating Costs (3)
	(bbls)	($/bbl)	($/bbl)
	1,050	69	62

1.	Production is the Company’s 6% working interest in Leaman Wells.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $72,444 for the year ended August 31, 2012 divided by barrels of oil sold.
3.	Average operating cost is calculated based on aggregate operating costs of $65,597 for the year ended August 31, 2012 divided by barrels of oil produced.

Period from April 1, 2011 to August 31, 2011	Production (4)	Sales Price (5)	Operating Costs (6)
	(bbls)	($/bbl)	($/bbl)
	401	86	63

4.	Production is the Company’s 6% working interest in Leaman Wells.
5.	Average selling price is calculated based on aggregate gross sales proceeds of $34,593 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil sold.
6.	Average operating cost is calculated based on aggregate operating costs of $25,414 for the period from April 1, 2011 to August 31, 2011 divided by barrels of oil produced.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by GLJ. The estimates were based on a 12-month average for commodity prices for the years 2012 and 2011. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

August 31, 2012

Future cash inflows (1)	$271,000
Future production costs	249,000
Future income taxes	700
Future net cash flows	21,300
Discount to present value at 10% annual rate	(2,300)
Standardize measure of discounted future net cash flows relating to proved oil and gas reserves	19,000

(1)	Estimated crude oil prices used to calculate 2011 future cash inflows for Canada was $78.45.

August 31, 2011

Future cash inflows (2)	$648,000
Future production costs	358,000
Future income taxes	99,000
Future net cash flows	191,000
Discount to present value at 10% annual rate	(61,000)
Standardize measure of discounted future net cash flows relating to proved oil and gas reserves	130,000

(2)	Estimated crude oil prices used to calculate 2011 future cash inflows for Canada was $87.76.

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

August 31, 2012

Net changes in price, production costs, and development costs	$(74,000)
Revisions of previous quantity estimates	(42,000)
Accretion of discount	5,000
Net decrease	(111,000)
Standardized measure at September 1, 2011	130,000
Standardize measure at August 31, 2012	19,000

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2012, being the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of August 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of August 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter for the fiscal year ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our Company hold office for one-year terms until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of our Company are appointed by, and serve at the discretion of, our board of directors and hold office until their earlier death, retirement, resignation or removal.

The following table sets forth the names, ages, and positions of our current directors and executive officers.

Name	Position Held with the Company	Age	Date First Appointed
Michal Gnitecki	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director	32	October 2, 2012
Vivek Warrier	Director	38	March 26, 2010

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers during at least the past five years.

Michal Gnitecki is an experienced, Alberta-based, petroleum geologist.  Since November 2010 Mr. Gnitecki has been working as a Project Manager for PHH Arc Environmental in Calgary, Alberta.  From September 2008 to October 2010 he was a Project Manager at Adler Environmental Solutions, from January 2007 to August 2008 he was an Environmental Geologist at Cirrus Environmental Services, and from June 2004 to December 2006 he was a Geotechnical Technologist at AMEC Earth and Environmental.  Since April 2, 2012 Mr. Gnitecki has also served as Secretary and Director of Buckeye Oil & Gas, Inc. which is an exploration stage oil and gas exploration company listed on the OTC:BB.  Mr. Gnitecki graduated from Brandon University in Manitoba, Canada with a Bachelor of Science – Geology in 2004.  Mr. Gnitecki was appointed to his positions with the Company due to his industry experience.

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

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our company or has a material interest adverse to it.  Other than described  below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended August 31, 2012, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended August 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.   Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2012 or 2011 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jack Adams	2012	7,500	0	0	0	0	0	0	7,500
President, Chief Executive Officer (1)	2011	6,000	0	0	0	0	0	0	6,000
0
Jarnail Dhaddey President and Chief Executive Officer (2)	2012 2011	15,000 15,000	0 0	0 0	0 0	0 0	0 0	0 0	15,000 15,000

(1)
During the fiscal year ended August 31, 2012  Jack Adams was our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director. He was appointed to his positions of President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer on January 20, 2012.   Prior to his appointment on January 20, 2012 Mr. Adams served as a director of the Company since August 1, 2010.  He resigned from all of his positions with the Company on October 1, 2012.  While serving as a director in 2011 he was paid $500 per month for total compensation of $6,000.  Commencing March 1, 2012 he began being paid $750 per month to serve as an officer of the Company.  His compensation for 2012 consisted of $4,500 for six months while he was the sole executive officer of the Company and $3,000 for the six months he served as a director only.  On October 2, 2012 Michal Gnitecki was appointed President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.

(2)
During the fiscal year ended August 31, 2011, Jarnail Dhaddey was our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director. On January 20, 2012 Mr. Dhaddey resigned from all of his positions with the Company. Mr. Dhaddey’s compensation for 2012 and 2011 represents management fees paid during each respective fiscal year.  Mr. Dhaddey did not have an employment agreement with the Company but was paid management fees from time-to-time.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Service Agreements

Effective as of October 2, 2012 the Company and Michal Gnitecki entered into service agreement to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director of the Company.  Mr. Gnitecki will be paid $750 per month to serve as a director and officer of the Company.

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our Named Executive Officers as of August 31, 2012:
Option Awards
Name	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
	Exercisable	Unexercisable	Price	Date
Jarnail Dhaddey	150,000	100,000	$1.30	December 10, 2015

(1)	Such options vest as to 50,000 shares subject to the option on December 10, 2010, the date of grant, and vest as to 100,000 shares subject to the option on each of December 10, 2011 and 2012.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended August 31, 2012 to our directors:

Name (a)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vivek Warrier	2012	6,000	0	0	0	0	0	6,000
	2011	6,000	0	0	0	0	0	6,000

The Company pays Vivek Warrier and Jack Adams $500 per month to serve on its Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of November 29, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 54,227,000 shares of common stock which are issued and outstanding as of November 29, 2012.  Unless indicated otherwise, each person’s addresses below is c/o Titan Oil & Gas, Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada, 89128.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Depinder Grewal(1)	36,000,000	66.4%
Jarnail Dhaddey (2)	250,000(2)	0.5%
Vivek Warrier	-	-
Michal Gnitecki	-	-
Directors and executive officers as a group (2 individuals)	250,000	0.5%

(1)	Mr. Grewal resigned as an executive officer and director of our company on September 13, 2010.
(2)
Represents shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Mr. Dhaddey resigned as an officer and director of the Company on January 20, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On February 16, 2011 the Company sold its interest in the Saskatchewan Leases to Westpoint for total proceeds of $15,000. Jarnail Dhaddey, the former President and Chief Executive Officer of the Company is also the President and Chief Executive Officer of Westpoint.  In addition, Jack Adams was a member of the Board of Directors of the Company and of Westpoint at the time of the transaction.  Mr. Adams has since resigned all of his positions with the Company and Westpoint.

On December 10, 2010 the Company granted 250,000 stock options at an exercise price of $1.30 to Jarnail Dhaddey, the Company’s former principal executive officer.  The options vest as to 50,000 shares subject to the option on December 10, 2010, the date of grant, and vest as to 100,000 shares subject to the option on each of December 10, 2011 and 2012.  The stock options expire on December 10, 2015.

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

Item 14.   Principal Accounting Fees and Services

On March 2, 2010, the Company named Robison, Hill & Co. as its principal independent accountants.  Fees billed to the Company for the fiscal years ending August 31, 2012 and 2011 are set forth below:
	Fiscal year ending August 31, 2012	Fiscal year ending August 31, 2011
Audit Fees (1)	$15,000	$15,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

As of August 31, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

Item 15.   Exhibits and Financial Schedules

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Sale and Conveyance Agreement dated April 12, 2010 by and between Titan Oil & Gas, Inc. and 966749 Alberta Corp. (2)
10.3	Form of Regulation S Subscription Agreement (2)
10.4	2010 Stock Option Plan (3)
10.5	Form of Regulation S Subscription Agreement (4)
10.6	Form of Regulation S Subscription Agreement (5)
10.7	Form of Regulation S Subscription Agreement (6
10.8	Sale and Conveyance Agreement dated February 16, 2011 by and between Westpoint Energy, Inc. and the Company (7)
10.9	General Conveyance Agreement dated April 14, 2011 by and between Huron Energy Corporation and the Company (8)
10.10	Service Agreement dated October 2, 2012 by and between Titan Oil & Gas, Inc. and Michal Gnitecki (9)
99.1	Reserve Report dated November 8, 2011 prepared by GLJ Petroleum Consultants (10)
99.2	Reserve Report dated November 23, 2012 prepared by GLJ Petroleum Consultants
21	List of Subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

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
(5) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on September 13, 2010.
(6) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on January 10, 2011.
(7) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on February 23, 2011.
(8) Previously filed as Exhibit 10.1 with the Company’s Form 8-K submitted to the SEC on April 19, 2011.
(9) Previously filed as 10.1 with the Company’s Form 8-K submitted to the SEC on October 5, 2012.
(10) Previously filed as Exhibit 99.1 with the Company’s Form 10-K submitted to the SEC on November 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN OIL & GAS, INC.

Dated: November 29, 2012	By: /s/ Michal Gnitecki
Name: Michal Gnitecki
Title: President, Chief Executive and Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Michal Gnitecki Michal Gnitecki	Director, President, Chief Executive and Financial Officer, Secretary, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	November 29, 2012

/s/ Vivek Warrier Vivek Warrier	Director	November 29, 2012