Form 10-Q
period 2012-11-30
Titan Oil & Gas, Inc.
filed 2013-01-14
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of January 11, 2013.

Item 1.  Financial Statements
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2012	2012
ASSETS
Current Assets
Cash	$41,470	$61,289
Accounts Receivable	14,909	11,122
Prepaid Expenses	8,924	11,934
Total Current Assets	65,303	84,345

Oil and Gas Property Interests (net) (note 4)	288,629	281,618

Total Assets	$353,932	$365,963

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$17,467	$20,445
Total Current Liabilities	17,467	20,445

Long Term Liabilities
Asset Retirement Obligations (note 5)	8,831	8,626
Total Long Term Liabilities	8,831	8,626

Total Liabilities	26,298	29,071

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued and outstanding at November 30, 2012
and August 31, 2012	54,227	54,227
Paid-In Capital	744,549	744,551
Deficit Accumulated Since Inception of the Exploration Stage	(471,142)	(461,886)
Total Stockholders' Equity	327,634	336,892

Total Liabilities and Stockholders' Equity	$353,932	$365,963

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,		November 30,
	2012	2011	2012
Revenues
Oil and Gas Revenue	$21,294	$21,690	$128,331

Expenses
Operating Expenses	14,621	12,974	105,632
Depletion and Accretion	1,909	5,862	41,672
Professional Expenses	3,203	18,063	111,061
General and Administrative	7,707	10,338	100,534
Management Fees	1,500	-	36,000
Stock-based compensation	110	(4,344)	53,445
Directors’ Fees	1,500	3,000	25,500
Total Expenses	30,550	45,893	473,844
Net Loss from Operations	(9,256)	(24,203)	(345,513)

Other Income (Expenses)
Gain on Sales of Assets	-	-	4,572
Net Other Income (Expense)	-	-	4,572

Write-down of Oil & Gas property costs	-	-	(130,201)

Net Loss	$(9,256)	$(24,203)	$(471,142)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	54,227,000	54,227,000

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,	November 30,	November 30
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,256)	$(24,203)	$(471,142)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	1,909	5,862	41,672
Write-down of oil & gas property costs	—	—	130,201
Compensation Expense of Stock Options	110	(4,344)	53,445
Gain on Sale of Assets	—	—	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(3,787)	15,434	(14,909)
(Increase) Decrease in Prepaid Expenses	3,010	(625)	(8,924)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(2,978)	(7,043)	17,467
Net Cash Used in Operating Activities	(10,992)	(14,919)	(256,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(8,827)	(8,314)	(425,768)
Proceeds from Disposal of Oil and Gas Interest	—	—	15,000
Net Cash Used in Investing Activities	(8,827)	(8,314)	(410,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	—	709,000
Net Cash Provided by Financing Activities	—	—	709,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(19,819)	(23,233)	41,470
Cash and Cash Equivalents
at Beginning of Period	61,289	195,619	—
Cash and Cash Equivalents
at End of Period	$41,470	$172,386	$41,470

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
June 5, 2008
	For the Three Months Ended		(Inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$-	$-	$-
Long Term Liabilities-Asset Retirement
Obligation	$-	$-	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at November 30, 2012 resulting in a reversal of stock based compensation expense of ($2) (2011 - $10,788 reversal of expense).  Of this ($112) (2011 - $6,444 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $110 (2011 - $4,344 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at November 30, 2012.

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of November 30, 2012.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2012 has been omitted.  The results of operations for the three month period ended November 30, 2012 are not necessarily indicative of results for the entire year ending August 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the three months ended November 30, 2012, the Company incurred a net loss of $9,256.   Since inception on June 5, 2008 the Company has an accumulated deficit of $471,142 to November 30, 2012.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of November 30, 2012, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for November 30, 2012 and 2011 and are thus not presented.

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
NOTE 4 – OIL AND GAS PROPERTY INTERESTS
	November 30, 2012 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$167,743	$6,043	$151,187	$324,973
Geological and geophysical (1)	93,086	1,086	7,328	101,500
Asset Retirement Obligation	-	-	27,881	27,881
Asset Write Down	-	-	(130,201)	(130,201)
Accumulated Depletion	-	-	(35,524)	(35,524)
Total expenditures	$260,829	$7,129	20,671	288,629

(1)	Balance includes accumulated total capitalized stock-based compensation expense of $49,400.

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

Depletion Expense

The Company has received a reserve report on its Leaman property as of August 31, 2012.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 3,500 recoverable barrels equivalent of oil. As a result $1,704 (2011 - $5,792) has been recorded as depletion expense for the three months ended November 30, 2012. The actual recoverable number of barrels may differ materially from this estimate.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As of November 30, 2012 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at November 30, 2012 as $9,157 which includes $205 (2011 - $70) in accretion expense for the three-months ended November 30, 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company currently pays its sole executive officer $750 per month.  The total amount paid to our sole executive officer for the three-months ended November 30, 2012 was $1,500 (2011 - $nil).

The Company also currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended November 30, 2012 was $1,500 (2011 - $3,000).  The balance from 2011 includes payments made to two directors while in 2012 payments re being made to only one director.

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

All stock options currently outstanding were granted in in the years ended August 31, 2011 and 2010.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options at the grant date. The following assumptions were made:

	2011	2010
Risk Free Rate	0.17%	0.19%
Expected Life of Option	5 years	5 years
Expected Volatility of Stock (Based on Historical Volatility)	115.6%	92.6%
Expected Dividend yield of Stock	0.00	0.00

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years As a result, the unvested portion of the options has been revalued at November 30, 2012 resulting in a reversal of stock based compensation expense of ($2) (2011 - $10,788 reversal of expense).  Of this ($112) (2011 - $6,444 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $110 (2011 - $4,344 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at November 30, 2012.  No stock options were granted in the three-month periods ended November 30, 2012 or 2011.

The following table sets forth the options outstanding under the 2010 Plan as of November 30, 2012:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2012	4,200,000	800,000	$0.59
Options granted	-	-	-
Balance, November 30, 2012	4,200,000	800,000	$0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at November 30, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	2.67	$ 0.26	300,000	$ 0.26
$ 1.30	250,000	3.04	$ 1.30	150,000	$ 1.30
	800,000			450,000

The aggregate intrinsic value of stock options outstanding at November 30, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at November 30, 2012 was also $0.  No stock options have been exercised to date.  As of November 30, 2012 there was $174 in unrecognized compensation expense that will be recognized over 1.75 years.

A summary of status of the Company’s unvested stock options as of November 30, 2012 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2012	350,000	$0.56	$0.41
Granted	-	$-	$-
Vested	-	$-	$-
Unvested at November 30, 2012	350,000	$0.56	$0.41

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Titan Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended August 31, 2012 filed by the Company with the Securities and Exchange Commission.

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

The Company has received a reserve report on the Leaman Property.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 3,500 recoverable barrels equivalent of oil as of August 31, 2012. The actual recoverable number of barrels may differ materially from this estimate. A copy of the report has been included as Exhibit 99.2 to the Company’s Amended Form 10-K for the year ended August 31, 2012 filed with the Securities and Exchange Commission on November 29, 2012.

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

Results of Operations

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman property. The Leaman property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman property but the Company is responsible for selling its own oil and gas.  For the three-month ended November 30, 2012 the Company recognized $21,294 (2011 - $21,960) in revenue that resulted from the sale of approximately 248 barrels of oil.  Gas production for the three-months ended November 30, 2012 and 2011 was negligible.

Operating Expenses

For the three months ended November 30, 2012 we had a net loss of $9,256 compared to a net loss of $24,203for the three months ended November 30, 2011.  The most significant change in the current period was the reduction of professional fees to $3,203 in 2012 compared to $18,063 in 2011.  The decrease was due to the timing of invoicing for audit and other professional fees.  In 2012, the Company was not invoiced for certain fees while for the quarter ended November 30, 2011 those fees were invoiced to the Company.  Depletion and accretion expense decreased in the current three months to $1,909 compared to $5,862 in the three months ended November 30, 2011. The decrease was largely due to the write down of the Leaman property that occurred during the year ended August 31, 2012 resulting in much lower capitalized costs to be depleted for the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  Also, stock-based compensation for the three months ended November 30, 2012 was $110 while a reversal of stock-based compensation expense of ($4,344) was recognized in the three months ended November 30, 2011.  Stock based compensation expense in both periods was the result of the revaluation of unvested options granted in prior periods.

Liquidity and Capital Resources

We had a cash balance of $41,470 and working capital of $47,836 as of November 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

Net cash used in operating activities during the three-months ended November 30, 2012 was $10,992 compared to $14,919 during the three-months ended November 30, 2011.  The decrease was largely due to a decrease in the net loss to $9,256 in 2012 compared to $24,203 in 2011.  Non-cash expenses relating to depletion and accretion decreased to $1,909 for the three months ended November 30, 2012 compared to $5,826 for the three months ended November 30, 2011.  In the current period we incurred outflows from the reduction in accounts payable and accrued liabilities of $2,978 while in 2011 there was a cash outflow of $7,043 from changes in accounts payable and accrued liabilities.  Also reducing the impact of the decreased loss was an outflow from changes in accounts receivable of $3,787 in 2012 while there was an inflow of $15,434 in 2011.  Cash flows from financing activities were $0 for both 2012 and 2011.  Investing activities consisted of the acquisition of oil and gas property interests of $8,827 and $8,314 respectively for the three months ended November 30, 2012 and 2011.

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

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $471,142 for the period from June 5, 2008 (inception) to November 30, 2012.  Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. In order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management may seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

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

Date:   January 11, 2013

TITAN OIL & GAS, INC.

By:   /s/ Michal Gnitecki
       Michal Gnitecki
       President, Chief Executive, Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)