Form 10-Q
period 2013-02-28
Titan Oil & Gas, Inc.
filed 2013-04-15
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of April 12, 2013.

Item 1.  Financial Statements
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2013	2012
ASSETS
Current Assets
Cash	$2,990	$61,289
Accounts Receivable	8,350	11,122
Prepaid Expenses	5,579	11,934
Total Current Assets	16,919	84,345

Oil and Gas Property Interests (net) (note 4)	293,775	281,618

Total Assets	$310,694	$365,963

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$21,381	$20,445
Total Current Liabilities	21,381	20,445

Long Term Liabilities
Asset Retirement Obligations (note 5)	9,036	8,626
Total Long Term Liabilities	9,036	8,626

Total Liabilities	30,417	29,071

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued and outstanding at February 28, 2013
and August 31, 2012	54,227	54,227
Paid-In Capital	744,489	744,551
Deficit Accumulated Since Inception of the Exploration Stage	(518,439)	(461,886)
Total Stockholders' Equity	280,277	336,892

Total Liabilities and Stockholders' Equity	$310,694	$365,963

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					June 5, 2008
	For the Three Months		For the Six Months		(Inception) to
	Ended February 28,		Ended February 28,		February 28,
	2013	2012	2013	2012	2013
Revenues
Oil and Gas Revenue	$10,921	$18,881	$32,215	$40,571	$139,252

Expenses
Operating Expenses	14,310	21,780	28,931	34,754	119,942
Depletion and Accretion	1,823	7,407	3,732	13,269	43,495
Professional Expenses	28,835	4,300	32,038	22,363	139,896
General and Administrative	11,095	8,876	18,802	19,214	111,629
Management Fees	2,250	15,000	3,750	15,000	38,250
Directors’ Fees	-	3,000	1,500	6,000	25,500
Stock-based Compensation	(95)	(1,123)	15	(5,467)	53,350
Total Expenses	58,218	59,240	88,768	105,133	532,062
Net Loss from Operations	(47,297)	(40,359)	(56,553)	(64,562)	(392,810)

Other Income (Expenses)
Gain on Sale of Assets	—	—	—	—	4,572
Net Other Income (Expenses)	—	—	—	—	4,572
Write-down of Oil & Gas property costs	—	—	—	—	(130,201)

Net Loss	$(47,297)	$(40,359)	$(56,553)	$(64,562)	$(518,439)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	54,227,000	54,227,000	54,227,000	54,227,000

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
			(Inception) to
	For the Six Months Ended February 28,		February 28
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,553)	$(64,562)	$(518,439)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	3,732	13,269	43,495
Write-down of oil & gas property costs	—	—	130,201
Compensation Expense of Stock Options	15	(5,467)	53,350
Gain on Sale of Assets	—	—	(4,572)
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	2,772	16,709	(8,350)
(Increase) Decrease in Prepaid Expenses	6,355	2,377	(5,579)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	936	(12,777)	21,381
Net Cash Used in Operating Activities	(42,743)	(50,451)	(288,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(15,556)	(18,402)	(432,497)
Proceeds from Disposal of Oil and Gas Interest	—	—	15,000
Net Cash Used in Investing Activities	(15,556)	(18,402)	(417,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	—	709,000
Net Cash Provided by Financing Activities	—	—	709,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(58,299)	(68,853)	2,990
Cash and Cash Equivalents
at Beginning of Period	61,289	195,619	—
Cash and Cash Equivalents
at End of Period	$2,990	$126,766	$2,990

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
			Cumulative
			Since
			June 5, 2008
			(Inception) to
	For the Six Months Ended February 28,		February 28,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to oil and gas property interests	$—	$—	$—
Long Term Liabilities-Asset Retirement
Obligation	$—	$—	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 28, 2013 resulting in a reversal of stock based compensation expense of ($62) (2012 - $12,827 reversal of expense).  Of this ($77) (2012 - $7,360 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $15 (2012 - $5,467 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at February 28, 2013.

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

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells located in Alberta, Canada.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  In Alberta, Canada the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well. In addition, the Company has acquired a 6% working interest in four producing oil wells as of February 28, 2013.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2012 has been omitted.  The results of operations for the three and six month periods ended February 28, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the six months ended February 28, 2013, the Company incurred a net loss of $56,553.   Since inception on June 5, 2008 the Company has an accumulated deficit of $518,439 to February 28, 2013.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $76,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s operations for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of February 28, 2013, the company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for February 28, 2013 and 2012 and are thus not presented.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the years ended August 31, 2012 or August 31, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended August 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2008 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

NOTE 4 – OIL AND GAS PROPERTY INTERESTS

	February 28, 2013 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$171,385	$6,043	$151,537	$328,965
Geological and geophysical (1)	93,121	1,086	10,066	104,273
Asset Retirement Obligation	-	-	27,881	27,881
Asset Write Down	-	-	(130,201)	(130,201)
Accumulated Depletion	-	-	(37,143)	(37,143)
Total expenditures	$264,506	$7,129	22,140	293,775

(1)	Balance includes accumulated total capitalized stock-based compensation expense of 35,566.

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

Depletion Expense

The Company has received a reserve report on its Leaman property as of August 31, 2012.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 3,500 recoverable barrels equivalent of oil. As a result $3,322 (2012 - $13,129) has been recorded as depletion expense for the six months ended February 28, 2013. The actual recoverable number of barrels may differ materially from this estimate.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As of February 28, 2013 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at February 28, 2013 as $9,036 which includes $410 (2012 - $140) in accretion expense for the six-months ended February 28, 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective December 1, 2012 the Company began paying its sole executive officer $750 per month.  Prior to December 31, 2012 the Company’s sole executive officer served as a director and received $500 per month.  The total amount paid to our sole executive officer for the six months ended February 28, 2013 was $3,750.  Amounts paid in the prior period to the Company’s former sole executive officer were $18,000.  Amounts paid in the prior period included a bonus.

The Company also currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the director for the six months ended February 28, 2013 was $1,500 (2012 - $3,000).  The balance in 2013 has decreased as the director receiving these payments has agreed to suspend his payments in order to preserve the working capital of the Company.  The payments were suspended effective November 30, 2012.

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

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at February 28, 2013 resulting in a reversal of stock based compensation expense of ($62) (2012 - $12,827 reversal of expense).  Of this ($77) (2012 - $7,360 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $15 (2012 - $5,467 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at February 28, 2013.

The following table sets forth the options outstanding under the 2010 Plan as of February 28, 2013:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2012	4,200,000	800,000	$0.59
Options granted	-	-	-
Balance, February 28, 2013	4,200,000	800,000	$0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at February 28, 2013:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.26	550,000	2.42	$ 0.26	300,000	$ 0.26
$ 1.30	250,000	2.79	$ 1.30	250,000	$ 1.30
	800,000			550,000

The aggregate intrinsic value of stock options outstanding at February 28, 2013 was $0 and the aggregate intrinsic value of stock options exercisable at February 28, 2013 was also $0.  No stock options have been exercised to date.  As of February 28, 2013 there was $134 in unrecognized compensation expense that will be recognized over 1.50 years.

A summary of status of the Company’s unvested stock options as of February 28, 2013 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2012	350,000	$0.56	$0.41
Granted	-	$-	$-
Vested	(100,000)	$1.30	$0.97
Unvested at February 28, 2013	250,000	$0.26	$0.18

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

Results of Operations

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman property. The Leaman property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman property but the Company is responsible for selling its own oil and gas.  For the three months ended February 28, 2013 the Company recognized $10,921 (2012 - $18,881) in revenue that resulted from the sale of approximately 194 barrels of oil (2012 - 236 barrels of oil).  For the six months ended February 28, 2013 the Company recognized $32,215 (2012 - $40,571) in revenue that resulted from the sale of approximately 442 barrels of oil (2012 - 513 barrels of oil).  Gas production for the three and six months ended February 28, 2013 and 2012 was negligible.

Operating Expenses and Net Loss

For the three months ended February 28, 2013 we had a net loss of 47,297 compared to a net loss of $40,359 for the three months ended February 28, 2012.  The largest change in the current period was the increase of professional fees to 28,835 in 2013 compared to $4,300 in 2012.  The increase was due to the timing of invoicing for audit and other professional fees.  In 2012, the Company was not invoiced for certain fees while for the quarter ended February 28, 2013 those fees were invoiced to the Company.  Operating costs decreased to $14,310 for the three months ended February 28, 2013 from $21,780 for the three months ended February 28, 2012 as a result of lower production in the current quarter compared to the prior quarter.  Management fees decreased to $2,250 in the three months ended February 28, 2013 from $15,000 in the three months ended February 28, 2012.  The reduction was due to a bonus paid in 2012 that was not paid in 2013 and to one of our directors suspending his pay effective November 30, 2012.  Depletion and accretion expense decreased in the current three months to $1,823 compared to $7,407 in the three months ended February 28, 2012. The decrease was largely due to the write down of the Leaman property that occurred during the year ended August 31, 2012 resulting in much lower capitalized costs to be depleted for the three months ended February 28, 2013 compared to the three months ended February 28, 2012.  Also, stock-based compensation for the three months ended February 28, 2013 was $(95) while a reversal of stock-based compensation expense of ($1,123) was recognized in the three months ended February 28, 2012.  Stock based compensation expense in both periods was the result of the revaluation of unvested options granted in prior periods.

For the six months ended February 28, 2013 we had a net loss of $56,553 compared to a net loss of $64,562for the six months ended February 28, 2012.  The most significant change in the current period was the increase of professional fees to $32,038 in 2013 compared to $22,363 in 2012.  The increase was due to the timing of invoicing for audit and other professional fees.  In 2012, the Company was not invoiced for certain fees while for the quarter ended February 28, 2012 those fees were invoiced to the Company.  Another significant change in the current period was a reduction in management fees to $3,750 in 2013 compared in $15,000 in 2012.   The reduction was due to a bonus paid in 2012 that was not paid in 2013 and to one of our directors suspending his pay effective November 30, 2012.  Operating costs decreased to $28,931 for the six months ended February 28, 2013 from $34,754 for the six months ended February 28, 2012 as a result of lower production in the current period compared to the prior period.  Depletion and accretion expense decreased in the current six months to $3,732 compared to $13,269 in the six months ended February 28, 2012. The decrease was largely due to the write down of the Leaman property that occurred during the year ended August 31, 2012 resulting in much lower capitalized costs to be depleted for the six months ended February 28, 2013 compared to the six months ended February 28, 2012.  Also, stock-based compensation for the six months ended February 28, 2013 was $15 while a reversal of stock-based compensation expense of ($5,467) was recognized in the six months ended February 28, 2012.  Stock based compensation expense in both periods was the result of the revaluation of unvested options granted in prior periods.

Liquidity and Capital Resources

We had a cash balance of $2,990 and a negative  working capital of $4,462 as of February 28, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$61,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$15,000 for annual lease payments and for the on-going assessment of our properties.

Net cash used in operating activities during the six months ended February 28, 2013 was $42,743 compared to $50,451 during the six months ended February 28, 2012.  The decrease was largely due to a decrease in the net loss to $56,553 in 2013 compared to $64,562 in 2012.  Non-cash expenses relating to depletion and accretion decreased to $3,732 for the six months ended February 28, 2013 compared to $13,269 for the six months ended February 28, 2012.  In the current period we incurred inflows from the increase in accounts payable and accrued liabilities of $936 while in 2012 there was a cash outflow of $12,777 from changes in accounts payable and accrued liabilities.  Also reducing the impact of the decreased loss was an inflow from changes in accounts receivable of $2,772 in 2013 while there was an inflow of $16,709 in 2012.  Cash flows from financing activities were $0 for both the six months ended February 28, 2013 and 2012.  Investing activities consisted of the acquisition of oil and gas property interests of $15,556 and $18,402 respectively for the six months ended February 28, 2013 and 2012.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $76,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund the Company’s operations for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $518,439 for the period from June 5, 2008 (inception) to February 28, 2013.  Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. In order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management may seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the August 31, 2012 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: April 12, 2013 TITAN OIL & GAS, INC. By: /s/ Michal Gnitecki Michal Gnitecki President, Chief Executive, Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)