Form 10-Q
period 2013-05-31
Titan Oil & Gas, Inc.
filed 2013-07-15
CIK 1446414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended May 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 54,227,000 shares of common stock, $0.001 par value, were issued and outstanding as of July 15, 2013.

Item 1.  Financial Statements
TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2013	2012
ASSETS
Current Assets
Cash	$21,547	$61,289
Accounts Receivable	8,754	11,122
Prepaid Expenses	2,428	11,934
Total Current Assets	32,729	84,345

Oil and Gas Property Interests (net) (note 4)	292,677	281,618

Total Assets	$325,406	$365,963

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$10,940	$20,445
Related Party Promissory Note Payable and Accrued Interest (note 5)	35,089	-
Total Current Liabilities	46,029	20,445

Long Term Liabilities
Asset Retirement Obligations (note 6)	9,241	8,626
Total Long Term Liabilities	9,241	8,626

Total Liabilities	55,270	29,071

Stockholders' Equity:
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
54,227,000 shares issued and outstanding at May 31, 2013
and August 31, 2012	54,227	54,227
Paid-In Capital	744,525	744,551
Deficit Accumulated Since Inception of the Exploration Stage	(528,616)	(461,886)
Total Stockholders' Equity	270,136	336,892

Total Liabilities and Stockholders' Equity	$325,406	$365,963

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Nine Months		June 5, 2008
	Ended May 31,		Ended May 31,		(Inception) to
					May 31,
	2013	2012	2013	2012	2013
Revenues
Oil and Gas Revenue	$12,049	$16,197	$44,264	$56,768	$151,301

Expenses
Operating Expenses	14,063	18,227	42,994	52,981	134,005
Depletion and Accretion	1,801	4,840	5,533	18,109	45,296
Professional Expenses	1,148	1,673	33,186	24,036	141,044
General and Administrative	5,125	7,265	23,927	26,479	116,754
Management Fees	—	2,250	3,750	17,250	38,250
Directors’ Fees	—	1,500	1,500	7,500	25,500
Stock-based Compensation	—	(1,857)	15	(7,324)	53,350
Total Expenses	22,137	33,898	110,905	139,031	554,199
Net Loss from Operations	(10,088)	(17,701)	(66,641)	(82,263)	(402,898)

Other Income (Expenses)
Interest Expense	(89)	—	(89)	—	(89)
Gain on Sale of Assets	—	—	—	—	4,572
Net Other Income (Expenses)	(89)	—	(89)	—	4,483

Write-down of Oil & Gas property costs	—	—	—	—	(130,201)

Net Loss	$(10,177)	$(17,701)	$(66,730)	$(82,263)	$(528,616)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	54,227,000	54,227,000	54,227,000	54,227,000

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			June 5, 2008
	For the Nine Months Ended May 31,		(Inception) to
			May 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(66,730)	$(82,263)	$(528,616)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Depletion and Accretion Expense	5,533	18,109	45,296
Write-down of oil & gas property costs	—	—	130,201
Compensation Expense of Stock Options	15	(7,324)	53,350
Gain on Sale of Assets	—	—	(4,572)
Accrued Interest	89	—	89
Change in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	2,368	20,355	(8,754)
(Increase) Decrease in Prepaid Expenses	9,506	4,009	(2,428)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(9,505)	(8,729)	10,940
Net Cash Used in Operating Activities	(58,724)	(55,843)	(304,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(16,018)	(39,888)	(432,959)
Proceeds from Disposal of Oil and Gas Interest	—	—	15,000
Net Cash Used in Investing Activities	(16,018)	(39,888)	(417,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	—	709,000
Net Proceeds from Promissory Note	35,000	—	35,000
Net Cash Provided by Financing Activities	35,000	—	744,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(39,742)	(95,731)	21,547
Cash and Cash Equivalents
at Beginning of Period	61,289	195,619	—
Cash and Cash Equivalents
at End of Period	$21,547	$99,888	$21,547

The accompanying notes are an integral part of these financial statements.

TITAN OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
			Cumulative
			Since
			June 5, 2008
	For the Nine Months Ended May 31,		(Inception) to
			May 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable related to oil and gas property interests	$—	$—	$—
Long Term Liabilities-Asset Retirement
Obligation	$—	$—	$2,684

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2013 resulting in a reversal of stock based compensation expense of ($26) (2012 - $23,615 reversal of expense).  Of this ($41) (2012 - $16,292 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $15 (2012 - $7,323 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at May 31, 2013.

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

Nature of Operations

The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company currently has a 6% working interest in four producing oil wells.  The remaining of the Company’s oil and gas assets are not in production and do not contain any assigned resources or reserves.  As of May 31, 2013 the Company has acquired the petroleum and natural gas rights to a total of approximately 2,816 hectares of land and has acquired a 2.51255% working interest in a non-producing oil well.  All of the Company’s oil and gas property interests are located in Alberta, Canada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Titan Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended August 31, 2012 has been omitted.  The results of operations for the three and nine month periods ended May 31, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013 or for any future period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company acquired its first producing assets in April 2011.  Previously, the Company had not realized any revenue from its oil and gas operations.  During the nine months ended May 31, 2013, the Company incurred a net loss of $66,730.   Since inception on June 5, 2008 the Company has an accumulated deficit of $528,616 to May 31, 2013.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production from its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $61,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund all of the Company’s planned operations for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2013, the Company has outstanding common stock options of 800,000.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2013 and 2012 and are thus not presented.

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

NOTE 4 – OIL AND GAS PROPERTY INTERESTS

	May 31, 2013 (Cumulative)
	Southeast Alberta	Alberta Well Interest	Leaman Property	Total
	(unproven)	(unproven)
Property acquisition and lease payments	$171,385	$6,043	$152,035	$329,463
Geological and geophysical (1)	93,121	1,086	10,066	104,273
Asset Retirement Obligation	-	-	27,881	27,881
Asset Write Down	-	-	(130,201)	(130,201)
Accumulated Depletion	-	-	(38,739)	(38,739)
Total expenditures	$264,506	$7,129	21,042	292,677

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

Depletion Expense

The Company has received a reserve report on its Leaman property as of August 31, 2012.  Based on the report prepared by GLJ Petroleum Consultants of Calgary, Alberta, Canada, the Company’s portion of estimated proved plus probable producing resources and reserves, on an after royalty basis, is 3,500 recoverable barrels equivalent of oil. As a result $4,919 (2012 - $17,899) has been recorded as depletion expense for the nine months ended May 31, 2013. The actual recoverable number of barrels may differ materially from this estimate.

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

Subsequent to May 31, 2013 the Company terminated its interest in the Southeast Alberta Property (note 9).

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

NOTE 5 – PROMISSORY NOTE

On May 2, 2013 the Company closed a Promissory Note (the “Note”) for $35,000.  The Note bears interest at 3% per year and is due on May 2, 2014.  The Note may be repaid in its entirety including the outstanding interest earlier than the due date without penalty.  The Note is unsecured.  The Company has accrued $89 in interest expense at May 31, 2013.  The lender of the Note is a minority shareholder of the Company and as such the Note is payable to a related party.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

As of May 31, 2013 the Company’s asset retirement obligation was comprised of its 6% working interest in the Leaman property.  The Company has estimated its obligation at May 31, 2013 as $9,241 which includes $614 (2012 - $210) in accretion expense for the nine-months ended May 31, 2013.

NOTE 7 - RELATED PARTY TRANSACTIONS

Effective December 1, 2012 the Company began paying its sole executive officer $750 per month.  Prior to December 31, 2012 the Company’s sole executive officer served as a director and received $500 per month.  The total amount paid to our sole executive officer for the nine months ended May 31, 2013 was $3,750 (2012 - $24,750).  Amounts paid in the prior period included a bonus of $15,000.  In the current period, our sole executive officer has agreed to suspend his compensation effective March 1, 2013.

Until his resignation effective May 1, 2013 the Company paid its other director $500 per month to serve on its Board of Directors.  The payments were made quarterly in advance.  The total amounts paid to the directors for the nine months ended May 31, 2013 was $1,500 (2012 - $9,750).  The balance in 2013 has decreased as the director receiving these payments has agreed to suspend his payments in order to preserve the working capital of the Company.  The payments were suspended effective November 30, 2012.

NOTE 8 – SHARE CAPITAL

Stock Options

On August 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board of Directors, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board of Directors, with monies borrowed from us.

Subject to the foregoing, the Board of Directors has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board of Directors may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board of Directors shall deem advisable.

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

Expected volatilities are based on industry comparables using available data and other factors due to the fact the Company’s business changed substantially from the previous electronic safe business to oil and gas exploration in 2010. When applicable, the Company will use historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options

In August 2010 the Company granted stock options under its stock option plan.  A portion of the stock options granted relates to geological consulting and as a result a portion of the expense has been capitalized to oil and gas property interests.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued at May 31, 2013 resulting in a reversal of stock based compensation expense of ($26) (2012 - $23,615 reversal of expense).  Of this ($41) (2012 - $16,291 reversal in capitalized expense) has been deducted from capitalized oil and gas property interests and $15 (2012 - $7,324 reversal of expense) has been recognized in additional stock-based compensation expense in the consolidated statement of operations at May 31, 2013.

The following table sets forth the options outstanding under the 2010 Plan as of May 31, 2013:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, August 31, 2012	4,200,000	800,000	$0.59
Options granted	-	-	-
Balance, May 31, 2013	4,200,000	800,000	$0.59

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at May 31, 2013:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.26	550,000	2.17	$ 0.26	300,000	$ 0.26
$ 1.30	250,000	2.54	$ 1.30	250,000	$ 1.30
	800,000			550,000

The aggregate intrinsic value of stock options outstanding at May 31, 2013 was $0 and the aggregate intrinsic value of stock options exercisable at May 31, 2013 was also $0.  No stock options have been exercised to date.  As of May 31, 2013 there was $99 in unrecognized compensation expense that will be recognized over 1.50 years.

A summary of status of the Company’s unvested stock options as of May 31, 2013 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at August 31, 2012	350,000	$0.56	$0.41
Granted	-	$-	$-
Vested	(100,000)	$1.30	$0.97
Unvested at May 31, 2013	250,000	$0.26	$0.18

NOTE 9 – SUBSEQUENT EVENT

As a result of limited financial resources, the Company has informed the Alberta Government that it will not renew the Southeast Alberta Leases.  On June 13, 2013 the termination of the leases was approved by the Alberta Government.  The Company no longer has any ownership interest in the property nor does it have any further financial obligations on the property.  The Company will recognize a write-down of oil and gas property interests of $264,506 in the consolidated statements of operations at August 31, 2013.

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

As a result of limited financial resources, the Company has informed the Alberta Government that it will not renew the Southeast Alberta Leases.  On June 13, 2013 the termination of the leases was approved by the Alberta Government.  The Company no longer has any ownership interest in the property nor does it have any further financial obligations on the property.  The Company will recognize a write-down of oil and gas property interests of $264,506 in the consolidated statements of operations at August 31, 2013.

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

In the next twelve months the Company does not have any plans to undertake any exploration or development programs.

Results of Operations

Revenues

Commencing April 1, 2010 we began receiving revenues from our 6% working interest in the Leaman property. The Leaman property currently has five producing wells with the Company receiving revenue from four of the wells.  The Company is not the operator of the wells on the Leaman property but the Company is responsible for selling its own oil and gas.  For the three months ended May 31, 2013 the Company recognized $12,049 (2012 - $16,197) in revenue that resulted from the sale of approximately 177 barrels of oil (2012 - 234 barrels of oil).  For the nine months ended May 31, 2013 the Company recognized $44,264 (2012 - $56,768) in revenue that resulted from the sale of approximately 620 barrels of oil (2012 - 747 barrels of oil).  Gas production for the three and nine months ended May 31, 2013 and 2012 was negligible.

Operating Expenses and Net Loss

For the three months ended May 31, 2013 we had a net loss of $10,177 compared to a net loss of $17,701 for the three months ended May 31, 2012.  One of the largest changes in expenses in the current period was the decrease of management and director fees to $0 in 2013 compared to $3,750 in 2012.  The decrease was due to suspending payments to management in order to preserve the working capital of the Company.   Operating costs decreased to $14,063 for the three months ended May 31, 2013 from $18,227 for the three months ended May 31, 2012 as a result of lower production in the current quarter compared to the prior quarter.  Depletion and accretion expense decreased in the current three months to $1,801 compared to $4,840 in the three months ended May 31, 2012. The decrease was largely due to the write down of the Leaman property that occurred during the year ended August 31, 2012 resulting in much lower capitalized costs to be depleted for the three months ended May 31, 2013 compared to the three months ended May 31, 2012.  Also, stock-based compensation for the three months ended May 31, 2013 was $0 while a reversal of stock-based compensation expense of ($1,857) was recognized in the three months ended May 31, 2012.  Stock based compensation expense in both periods was the result of the revaluation of unvested options granted in prior periods.

For the nine months ended May 31, 2013 we had a net loss of $66,730 compared to a net loss of $82,263 for the nine months ended May 31, 2012.  One of the most significant changes in the current period was the increase of professional fees to $33,186 in 2013 compared to $24,036 in 2012.  The increase was due to an increase in audit and other professional fees. Another significant change in the current period was a reduction in management and director fees to $5,250 for the nine months ended May 31, 2013 compared in $24,750 for the nine months ended May 31, 2012.   The reduction was due to a bonus paid of $15,000 in 2012 that was not paid in 2013 and to one of our directors suspending his pay effective November 30, 2012.  Operating costs decreased to $42,994 for the nine months ended May 31, 2013 from $52,981 for the nine months ended May 31, 2012 as a result of lower production in the current period compared to the prior period.  Depletion and accretion expense decreased in the current nine months to $5,533 compared to $18,109 in the nine months ended May 31, 2012. The decrease was largely due to the write down of the Leaman property that occurred during the year ended August 31, 2012 resulting in much lower capitalized costs to be depleted for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012.  Also, stock-based compensation for the nine months ended May 31, 2013 was $15 while a reversal of stock-based compensation expense of ($7,324) was recognized in the nine months ended May 31, 2012.  Stock based compensation expense in both periods was the result of the revaluation of unvested options granted in prior periods.

Liquidity and Capital Resources

We had a cash balance of $21,547 and a negative working capital of $13,300 as of May 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•  $61,000 for operating expenses, minimum annual property lease payments, and working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended May 31, 2013 was $58,724 compared to $55,843 during the nine months ended May 31, 2012.  The net loss decreased to $66,730 in the nine months ended May 31, 2013 from $82,263 in the nine months ended May 31, 2012.  Non-cash expenses relating to depletion and accretion decreased to $5,533 for the nine months ended May 31, 2013 compared to $18,109 for the nine months ended May 31, 2012.  In the nine months ended May 31, 2013 we incurred outflows from the decrease in accounts payable and accrued liabilities of $9,505 while in the nine months ended May 31, 2012 there was a cash outflow of $8,729 from changes in accounts payable and accrued liabilities.  Also reducing the impact of the decreased loss was an inflow from changes in accounts receivable of $2,368 in the nine months ended May 31, 2013 while there was an inflow of $20,355 in the nine months ended May 31, 2012.  The Company received the proceeds from a promissory note in the amount of $35,000 during the nine months ended May 31, 2013 while there were no financing activities during the nine months ended May 31, 2012.  Investing activities consisted of the acquisition of oil and gas property interests of $16,018 and $39,888, respectively, for the nine months ended May 31, 2013 and 2012.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Even with production form its Leaman assets it is expected that losses will continue in the future until additional producing assets can either be developed or acquired by the Company.  The Company expects that it will need approximately $61,000 to fund its operations during the next twelve months which will include minimum annual property lease payments as well as the costs associated with maintaining an office. Current cash available is not sufficient to fund the Company’s operations for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $528,616 for the period from June 5, 2008 (inception) to May 31, 2013.  Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. In order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management may seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: July 15, 2013 TITAN OIL & GAS, INC. By: /s/ Michal Gnitecki Michal Gnitecki President, Chief Executive, Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)